Form 10-Q
period 2023-03-31
Acrivon Therapeutics, Inc.
filed 2023-05-09
CIK 1781174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number: 001-41551

Acrivon Therapeutics, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	82-5125532
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
480 Arsenal Way, Suite 100 Watertown, Massachusetts	02472
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 207-8979

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	ACRV	Nasdaq Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 4, 2023, the registrant had 21,925,982 shares of common stock, $0.001 par value per share, outstanding.

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
•
our financial performance;
•
our use of proceeds from our initial public offering and the concurrent private placement;
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

Summary Risk Factors

Investing in our common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties, as more fully described in “Part II, Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q. Below are some of these risks, any one of which could materially adversely affect our business, financial condition, results of operations, and prospects:

•
We are a clinical stage biopharmaceutical company and have incurred significant losses since our inception. We expect to incur losses over the next several years and may never achieve or maintain profitability.
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
•
Our business substantially depends upon the successful clinical development of drug candidates using our AP3 platform and OncoSignature®, or OncoSignature, companion diagnostics. If we are unable to obtain regulatory approval for, and successfully commercialize, drugs developed through the application of our AP3 platform and OncoSignature tests, our business may be materially harmed.
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
•
Our operations and relationships with customers, healthcare providers, including physicians, and third-party payors are subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, health information privacy and security laws and other healthcare laws and regulations. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.
•
Current and future legislation may increase the difficulty and cost for us, and any collaborators, to obtain marketing approval or licensure of and commercialize our drug candidates and affect the prices we, or they, may obtain.
•
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ACRIVON THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share data)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$27,489	$29,519
Short-term investments	92,723	98,232
Prepaid expenses and other current assets	3,751	4,344
Total current assets	123,963	132,095
Property and equipment, net	1,992	2,092
Operating lease right-of-use assets	4,579	4,770
Long-term investments	39,275	41,881
Restricted cash	388	388
Total assets	$170,197	$181,226
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,374	$904
Accrued expenses and other current liabilities	3,568	4,886
Operating lease liabilities, current	740	726
Total current liabilities	5,682	6,516
Operating lease liabilities, long-term	4,046	4,235
Total liabilities	9,728	10,751
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of March 31, 2023 and December 31, 2022, respectively; 0 shares issued and outstanding as of March 31, 2023 and December 31, 2022.	—	—
Common stock, par value $0.001; 500,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 21,920,634 and 21,920,402 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively.	22	22
Additional paid-in capital	229,226	226,580
Accumulated other comprehensive gain (loss)	9	(95)
Accumulated deficit	(68,788)	(56,032)
Total stockholders’ equity	160,469	170,475
Total liabilities and stockholders’ equity	$170,197	$181,226

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACRIVON THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Operating expenses:
Research and development	$9,758	$6,068
General and administrative	4,635	1,144
Total operating expenses	14,393	7,212
Loss from operations	(14,393)	(7,212)
Other income (expense):
Other income (expense), net	1,637	(8)
Total other income (expense), net	1,637	(8)
Net loss	$(12,756)	$(7,220)
Net loss per share—basic and diluted	$(0.58)	$(4.08)
Weighted-average common stock outstanding—basic and diluted	21,920,570	1,769,561
Comprehensive loss:
Net loss	$(12,756)	$(7,220)
Other comprehensive loss:
Unrealized gain on available-for-sale investments, net of tax	104	—
Comprehensive loss	$(12,652)	$(7,220)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACRIVON THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

(in thousands, except share and per share data)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2022	21,920,402	$22	$226,580	$(95)	$(56,032)	$170,475
Exercise of common stock options	232	—	—	—	—	—
Stock-based compensation expense	—	—	2,646	—	—	2,646
Unrealized gain on available-for-sale investments, net of tax	—	—	—	104	—	104
Net loss	—	—	—	—	(12,756)	(12,756)
Balance at March 31, 2023	21,920,634	$22	$229,226	$9	$(68,788)	$160,469

	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance at December 31, 2021	27,471,911	$122,518	1,769,561	$2	$1,054	$(24,865)	$(23,809)
Stock-based compensation expense	—	—	—	—	40	—	40
Net loss	—	—	—	—	—	(7,220)	(7,220)
Balance at March 31, 2022	27,471,911	$122,518	1,769,561	$2	$1,094	$(32,085)	$(30,989)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACRIVON THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(12,756)	$(7,220)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	125	45
Stock-based compensation expense	2,646	40
Non-cash lease expense	191	178
Net amortization of premiums and accretion of discounts on investments	(1,133)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	593	(884)
Accounts payable	470	(95)
Accrued expenses and other liabilities	(1,318)	(326)
Operating lease liabilities	(175)	(156)
Net cash used in operating activities	(11,357)	(8,418)
Cash flows from investing activities:
Purchases of short-term and long-term investments	(16,963)	—
Proceeds from maturities of short-term investments	26,315	—
Purchases of property and equipment	(25)	(415)
Net cash provided by (used in) investing activities	9,327	(415)
Cash flows from financing activities:
Net cash provided by financing activities	—	—
Net decrease in cash, cash equivalents, and restricted cash	(2,030)	(8,833)
Cash, cash equivalents and restricted cash at beginning of period	29,907	99,991
Cash, cash equivalents and restricted cash at end of period	$27,877	$91,158
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$378
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$27,489	$90,770
Restricted cash	388	388
Total cash, cash equivalents, and restricted cash	$27,877	$91,158

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACRIVON THERAPEUTICS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has incurred recurring losses since its inception, including net losses of $12.8 million and $7.2 million for the three months ended March 31, 2023, and 2022, respectively. As of March 31, 2023 and December 31, 2022 the Company had an accumulated deficit of $68.8 million and $56.0 million, respectively. To date, the Company has not generated any revenues and expects to continue generating operating losses for the foreseeable future as it continues to expand its research and development efforts.

Since its inception, the Company has funded its operations primarily with proceeds from the sales of shares of its convertible preferred stock and the issuance of convertible notes, and most recently, through an initial public offering (“IPO”) and concurrent private placement. Upon the closing of the Company’s IPO on November 17, 2022, only common stock remains issued and outstanding.

The Company expects that its existing cash, cash equivalents and investments of $159.5 million as of March 31, 2023, will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the date these condensed consolidated financial statements were issued.

The Company will need additional funding to support its planned operating activities. There can be no assurances, however, that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all, considering the current interest rate environment. If the Company is unable to obtain sufficient funding, it could be required to delay its development efforts, limit activities and reduce research and development costs, which could adversely affect its business prospects.

Initial Public Offering, Reverse Stock Split and Concurrent Private Placement

On November 17, 2022, the Company closed its IPO, pursuant to which it issued and sold 7,550,000 shares of its common stock at a public offering price of $12.50 per share for gross proceeds of $94.4 million. In connection with the IPO, the Company granted the underwriters a 30-day option to purchase 1,132,500 additional shares of common stock. On December 14, 2022, the underwriters partially exercised the option to purchase 1,035,540 additional shares. The sale pursuant to the exercise of the underwriters’ option to purchase additional shares closed on December 16, 2022, upon which the Company issued 1,035,540 shares of common stock for gross proceeds of $12.9 million. The Company received aggregate net proceeds from the IPO, including the exercise by the underwriters of their option to purchase additional shares, of $99.8 million, after deducting underwriting discounts and commissions of $7.5 million, but before deducting offering expenses payable by the Company of $3.6 million.

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

COVID-19 Considerations

In March 2020, the World Health Organization declared the outbreak of the novel coronavirus, COVID-19, a pandemic. The pandemic has resulted in the closing of borders, enhanced health screenings, health care service preparation and delivery, quarantines, cancellations, disruptions to supply chains, as well as general concern and uncertainty. Even as the COVID-19 pandemic subsides, the Company cannot predict the future progression or full impact of the outbreak and its effects on the Company’s business and operations. Additionally, COVID-19 has resulted in substantial market volatility and may result in a significant economic downturn. Although certain restrictions have been lifted, the Company will continue to actively monitor the current international and domestic impacts of and responses to COVID-19 and its related risks. The Company considered the potential effects of the COVID-19 pandemic on its financial statements and noted that there is no material effect on the condensed consolidated financial statements as of March 31, 2023 and 2022.

2. Summary of Significant Accounting Policies

The significant accounting policies and estimates used in the preparation of the accompanying condensed consolidated financial statements are described in the Company’s audited consolidated financial statements for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”), on March 28, 2023. There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2023, except as noted below.

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

The condensed consolidated interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial position at March 31, 2023 and the results of its operations and its cash flows for the three months ended March 31, 2023 and 2022. The condensed balance sheet as of December 31, 2022 was derived from audited annual financial statements but does not include all disclosures required by U.S. GAAP.

The results for the three months ended March 31, 2023 are not necessarily indicative of results to be expected for the full year or for any other subsequent interim period.

Investments

The Company classifies all investments with an original maturity of greater than three months and less than one year upon purchase as available-for-sale. Available-for-sale securities are recorded at fair value based upon market prices at period end, with the unrealized gains and losses reported in other comprehensive loss. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income in the consolidated statements of operations and comprehensive loss. Realized gains and losses and declines in value due to credit-related factors on available-for-sale securities are included in other income (expense), net in the consolidated statements of operations and comprehensive loss. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income in the consolidated statements of operation.

At each balance sheet date, the Company assesses available-for-sale debt securities in an unrealized loss position to determine whether the unrealized loss or any potential credit losses should be recognized in the consolidated statements of operations. For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through net income (loss). For available-for-sale securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the severity of the impairment, any changes in interest rates, changes to the underlying credit ratings and forecasted recovery, among other factors. The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in interest income through an allowance account. There have been no impairment or credit losses recognized during any of the periods presented.

Recently Adopted Accounting Pronouncements

ASU 2016-13, Financial Instruments–Credit Losses

In June 2016, the FASB issued ASU 2016-13, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), and also issued subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2020-02 and ASU 2020-03 (collectively, "Topic 326"). Topic 326 significantly changes the impairment model for most financial assets and certain other instruments. Topic 326 requires immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, which will generally result in earlier recognition of allowances for credit losses on loans and other financial instruments. The measurement is based on relevant information, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount and requires disclosure requirements related to credit risks. The Company adopted this accounting standard as of January 1, 2023, with no material impact on its condensed consolidated financial statements and related disclosures.

3. Investments

The following table summarizes the amortized cost and estimated fair value of the Company's U.S. Treasury securities and U.S. government-sponsored enterprise securities, which are considered to be available-for-sale investments and were included in short-term investments and long-term investments on the condensed consolidated balance sheets (in thousands):

	March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. Treasury securities	$12,957	$1	$(6)	$12,952
U.S. government-sponsored enterprise securities	79,806	31	(66)	79,771
Long-term investments:
U.S. Treasury securities	9,706	14	—	9,720
U.S. government-sponsored enterprise securities	29,520	35	—	29,555
	$131,989	$81	$(72)	$131,998

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. Treasury securities	$32,174	$3	$(34)	$32,143
U.S. government-sponsored enterprise securities	66,106	68	(85)	66,089
Long-term investments:
U.S. Treasury securities	7,242	—	(4)	7,238
U.S. government-sponsored enterprise securities	34,686	—	(43)	34,643
	$140,208	$71	$(166)	$140,113

Certain short-term debt securities with original maturities of less than 90 days are included in cash and cash equivalents on the condensed consolidated balance sheet and are not included in the tables above. As of March 31, 2023 and December 31, 2022, all short-term investments had contractual maturities within one year and all long-term investments had contractual maturities between one to two years.

The aggregate fair value of available-for-sale securities held by the Company in an unrealized loss position for less than 12 months as of March 31, 2023 was $34.8 million. The unrealized losses on the Company’s investments of $0.1 million and $0.2 million as of March 31, 2023 and December 31, 2022, respectively, were caused by interest rate increases which resulted in the decrease in market value of these securities. There were no available-for-sale securities in a continuous unrealized loss position for greater than 12 months. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, there are no allowances for credit losses as of March 31, 2023.

4. Fair Value Measurement

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at March 31, 2023 Using:
Assets:	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$14,554	$14,554	$—	$—
Short-term investments:
U.S. Treasury securities	12,952	12,952	—	—
U.S. government-sponsored enterprise securities	79,771	—	79,771	—
Long-term investments:
U.S. Treasury securities	9,720	9,720	—	—
U.S. government-sponsored enterprise securities	29,555	—	29,555	—
Total assets	$146,552	$37,226	$109,326	$—

		Fair Value Measurements at December 31, 2022 Using:
Assets:	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$24,082	$24,082	$—	$—
Short-term investments:
U.S. Treasury securities	32,143	32,143	—	—
U.S. government-sponsored enterprise securities	66,089	—	66,089	—
Long-term investments:
U.S. Treasury securities	7,238	7,238	—	—
U.S. government-sponsored enterprise securities	34,643	—	34,643	—
Total assets	$164,195	$63,463	$100,732	$—

The Company classifies its money market funds and U.S. Treasury securities as Level 1 assets under the fair value hierarchy as these assets have been valued using quoted market prices in active markets without any valuation adjustment. The Company classifies its U.S. government-sponsored enterprise securities as Level 2 assets under the fair value hierarchy as these assets have been valued using information obtained through a third-party pricing service as of the balance sheet date, using observable market inputs that may include trade information, broker or dealer quotes, bids, offers, or a combination of these data sources.

During the three months ended March 31, 2023 and year ended December 31, 2022, there were no transfers between levels. The Company uses the carrying amounts of its restricted cash, prepaid expenses and other current assets, accounts payable and accrued expenses to approximate their fair value due to the short-term nature of these amounts.

5. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Laboratory and computer equipment	$2,365	$2,340
Furniture and fixtures	172	172
Total property and equipment	2,537	2,512
Less: accumulated depreciation	(545)	(420)
Property and equipment, net	$1,992	$2,092

Depreciation expense related to property and equipment for each of the three months ended March 31, 2023 and 2022 was $0.1 million and $45,000, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrued compensation and benefits	$1,410	$2,662
Accrued research and development expenses	1,406	790
Accrued legal, accounting and other professional fees	627	648
Accrued other	125	44
Accrued offering costs	—	673
Deferred sublease income	—	69
Total accrued expenses and other current liabilities	$3,568	$4,886

7. Leases

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

In May 2021, the Company entered into an agreement to sublease 6,330 rentable square feet of its Arsenal Way Lease to a subtenant through March 2023. Sublease income is recognized on a straight-line basis over the term of the sublease agreement. Sublease rent income, including common area maintenance charges, was $0.2 million for each of the three months ended March 31, 2023 and 2022, which was allocated and recorded as a reduction to general and administrative expenses and research and development expenses. The Company was not relieved of its primary obligation under the Arsenal Way Lease as a result of the sublease.

The Company recognizes monthly operating lease expense on a straight-line basis over the term of the lease as research and development or general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss. Variable lease expense relates primarily to office lease common area maintenance, insurance, and property taxes, is expensed as incurred, and is excluded from the calculation of the lease liabilities and right-of-use-assets. Variable lease expense for each of the three months ended March 31, 2023 and 2022 was $0.1 million.

The following table summarizes the presentation of the Company’s operating leases on its condensed consolidated balance sheets (in thousands):

Leases	Balance sheet classification	March 31, 2023	December 31, 2022
Assets:
Operating lease assets	Operating lease right-of-use assets	$4,579	$4,770
Total lease assets		$4,579	$4,770
Liabilities:
Current:
Operating lease liabilities	Operating lease liability, current	$740	$726
Noncurrent:
Operating lease liabilities	Operating lease liability, long-term	4,046	4,235
Total lease liabilities		$4,786	$4,961

The components of lease cost under ASC 842 included within research and development expenses and general and administrative expenses in the Company’s condensed consolidated statements of operations and comprehensive loss were as follows (in thousands):

	Three Months Ended March 31,
Lease cost	2023	2022
Operating lease cost	$286	$286
Short-term lease cost	—	—
Variable lease cost	95	130
Sublease income	(134)	(134)
Total lease cost	$247	$282

As of March 31, 2023 and December 31, 2022, the weighted-average remaining lease term for operating leases was 5.1 years and 5.3 years, respectively, and the weighted-average discount rate was 7.87% and 7.86%, respectively. Cash paid for amounts included in the measurement of lease liabilities was $0.3 million for the three months ended March 31, 2023.

Future minimum annual lease commitments under the Company’s non-cancellable operating leases as of March 31, 2023 were as follows (in thousands):

Year ended December 31,	Amount
2023 (remaining 9 months)	$815
2024	1,098
2025	1,131
2026	1,165
2027	1,200
Thereafter	404
Total lease payments	5,813
Less: interest	(1,027)
Present value of operating lease liabilities	$4,786

8. Convertible Preferred Stock

Series A-1 Preferred Stock

In October 2020, the Board of Directors (the “Board”) authorized the sale and issuance of Series A-1 Preferred Stock in three closings. In October 2020, as part of the first closing of the Series A-1 Preferred Stock, the Company issued 1,315,789 shares of Series A-1 Preferred Stock with a par value of $0.001 and a purchase price of $2.28 per share, and an additional 3,106,561 shares of the Series A-1 Preferred Stock upon conversion of the Company’s convertible notes. The second and third closings of the Series A-1 Preferred Stock financing were dependent upon the Company’s successful completion of future science-driven milestone events, such as entering into in-licensing agreements, contracting with a CRO to conduct Phase 2 clinical trials, and identifying compounds for lead drug candidates. The obligations to issue additional shares of Series A-1 Preferred Stock in subsequent financings, or Preferred Stock Tranche Rights, were recorded as a liability in the consolidated balance sheet.

In January 2021, upon effectiveness of the license agreement and stock issuance agreement with Eli Lilly and Company (“Lilly”) (collectively, the “Lilly Agreement”), the Company completed the second and third closings and issued an aggregate of 5,482,456 shares of Series A-1 Preferred Stock. Series A-1 Preferred Stock issued in the second and third closings had a par value of $0.001 and had a purchase price of $2.28 per share, which was equal to fair value as estimated by the Company’s management by taking into consideration the results obtained from a third-party valuation, among other factors.

The Company incurred issuance costs of $0.2 million in connection with these transactions.

Series B Preferred Stock

In November 2021, the Board authorized the sale and issuance of Series B Preferred Stock. In November 2021, the Company issued 17,521,047 shares of Series B Preferred Stock, with a par value of $0.001 and a purchase price of $5.70742 per share, and an additional 46,058 shares of Series B Preferred Stock to settle the Company’s obligation to issue capital stock in a subsequent financing to Lilly in order to maintain a specified, single-digit ownership percentage of the Company upon specified conditions in connection with the Lilly Agreement. The Company incurred issuance costs of $0.2 million in connection with this transaction.

Upon the issuance of Series A-1 Preferred Stock and Series B Preferred Stock (collectively, “Preferred Stock”), the Company assessed the embedded conversion and liquidation features of the shares and determined that such features did not require the Company to separately account for these features.

Upon the closing of the Company’s IPO on November 17, 2022, all outstanding shares of Preferred Stock converted into 11,140,262 shares of common stock.

9. Stockholders' Equity (Deficit)

Prior to the IPO, the voting, dividend and liquidation rights of the holders of the Company’s common stock were subject to and qualified by the rights, powers and preferences of the holders of the Preferred Stock as set forth above and described in the Company’s final prospectus for the IPO filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on November 16, 2022.

In October 2022, the Board approved the amended and restated certificate of incorporation, which was filed upon the closing of the IPO and which authorized the Company to issue up to 10,000,000 shares of preferred stock, with a par value of $0.001. There are no shares of preferred stock issued or outstanding as of March 31, 2023.

As of March 31, 2023 and December 31, 2022, the Company’s Amended and Restated Certificate of Incorporation authorized the Company to issue 500,000,000 shares of common stock, respectively, with a par value of $0.001.

The holders of the common stock are entitled to one vote for each share of common stock held at all meetings of stockholders (and written actions in lieu of meetings), and there are not any cumulative voting rights. The number of authorized shares of common stock may be increased or decreased by the affirmative vote of the holders of shares of capital stock of the Company; however, the issuance of common stock may be subject to the vote of the holders of one or more series of preferred stock that may be required by terms of the Amended and Restated Certificate of Incorporation.

As of March 31, 2023 and December 31, 2022, the Company had reserved the following shares of common stock for the potential exercise of stock options, vesting of restricted stock units, as well as the remaining shares available for issuance under the 2022 Stock Option and Incentive Plan (the “2022 Plan”) and the 2022 Employee Stock Purchase Plan (the “2022 ESPP”):

	March 31, 2023	December 31, 2022
Options to purchase common stock	3,287,857	3,300,935
Unvested restricted stock units	1,797,904	1,787,152
Remaining shares reserved for future issuance	2,050,954	733,636
Total	7,136,715	5,821,723

10. Stock-Based Compensation

2022 Equity Incentive Plan

In October 2022, the Board adopted, and in November 2022 its stockholders approved, the 2022 Plan, which replaced the 2019 Plan and became effective immediately prior to and contingent upon the execution of the underwriting agreement related to the

Company’s IPO. No further shares were issued under the 2019 Plan as of the effective date of the 2022 Plan. The 2022 Plan allows the Company to make equity-based and cash-based incentive awards to its officers, employees, directors, and consultants. The 2022 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, RSUs and other stock-based awards. The number of shares initially reserved for issuance under the 2022 Plan is 5,606,723, which is the sum of: (i) 2,555,271 new shares, plus (ii) the number of shares that remained available for issuance under the 2019 Plan at the time the 2022 Plan became effective and (iii) up to 2,148,679 shares of common stock subject to awards granted under the 2019 Plan that, after the effective date of the 2022 Plan, expire or otherwise terminate without having been exercised in full or are forfeited to or repurchased. In addition, the number of shares reserved and available for issuance under the 2022 Plan shall automatically increase beginning on January 1, 2023 and each January 1 thereafter, by five percent of the aggregate number of shares of common stock of all classes issued and outstanding on the immediately preceding December 31 or such lesser number of shares of common stock as determined by the compensation committee.

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

As of March 31, 2023, there were 1,616,750 shares reserved for future issuance under the 2022 Plan.

2022 Employee Stock Purchase Plan

In October 2022, the Board adopted, and in November 2022 its stockholders approved, the 2022 ESPP, which became effective immediately prior to and contingent upon the execution of the underwriting agreement related to the Company’s IPO. A total of 215,000 shares of common stock were initially reserved for issuance under this plan. The number of shares of common stock that may be issued under the 2022 ESPP shall cumulatively increase beginning on January 1, 2023 and each January 1 thereafter through January 1, 2032, by one percent of the outstanding number of shares of common stock on the immediately preceding December 31 or such lesser number of shares as determined by the compensation committee.

No shares of the Company's common stock were issued and no stock-based compensation expense was recognized during the three months ended March 31, 2023 related to the 2022 ESPP. As of March 31, 2023, there were 434,204 shares reserved for future issuance under the 2022 ESPP.

Stock Options

The Company has granted stock options with service-based vesting conditions. Stock options typically vest over four years and have a maximum term of ten years. The Company typically grants stock options to employees and non-employees at exercise prices deemed by the Board to be equal to the fair value of the common stock at the time of grant.

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2023:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	3,300,935	$6.29	9.26	$18,346
Granted	37,199	18.48
Exercised	(232)	1.74
Forfeited or canceled	(50,045)	4.51
Outstanding as of March 31, 2023	3,287,857	$6.45	9.02	$20,720
Vested and expected to vest as of March 31, 2023	3,287,857	$6.45	9.02	$20,720
Vested and exercisable as of March 31, 2023	870,300	$2.40	8.23	$8,953

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the common stock as of the end of the reporting period. The aggregate intrinsic value of options exercised during the three months ended March 31, 2023 was $3,000. There was no aggregate intrinsic value of options exercised during the three months ended March 31, 2022.

The weighted-average grant date fair value of the Company’s stock options granted during the three months ended March 31, 2023 and 2022 was $13.54 per option and $2.50 per option, respectively. As of March 31, 2023, there was $12.4 million of unrecognized stock-based compensation expense related to stock option grants. The Company expects to recognize this amount over a weighted-average period of 3.1 years.

The total fair value of options vested during the three months ended March 31, 2023 and 2022 was $0.4 million and $0.1 million, respectively.

RSUs

The Company has granted RSUs with service vesting based conditions. Unvested shares of restricted common stock may not be sold or transferred by the holder. They are legally issued and outstanding. These restrictions lapse according to the time-based vesting of each award.

A summary of the RSU activity during the three months ended March 31, 2023 is as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2022	1,787,152	$12.49
Granted	12,421	18.47
Vested	—	—
Forfeited	(1,669)	12.50
Unvested at March 31, 2023	1,797,904	$12.53

The Company granted RSUs under the 2022 Plan, which typically vest over four years. No RSUs vested during the three months ended March 31, 2023.

The weighted-average grant date fair value of the Company’s RSUs granted during the three months ended March 31, 2023 was $18.47 per RSU. As of March 31, 2023, there was $19.8 million of unrecognized stock-based compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of 2.8 years.

Stock-Based Compensation Expense

Stock-based compensation expense included in the Company’s condensed consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
General and administrative	$2,020	$13
Research and development	626	26
Total stock-based compensation expense	$2,646	$39

11. Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss attributable to common stockholders—basic and diluted	$(12,756)	$(7,220)
Denominator:
Weighted-average number of common shares used in net loss per share—basic and diluted	21,920,570	1,769,561
Net loss per share—basic and diluted	$(0.58)	$(4.08)

The Company’s potentially dilutive securities, which include Preferred Stock, stock options and RSUs, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following shares from the computation of diluted net loss per share attributable to common stockholders as of March 31, 2023 and 2022 because including them would have had an anti-dilutive effect:

	March 31,
	2023	2022
Convertible preferred stock (as converted to common stock)	—	27,471,911
Options to purchase common stock	3,287,857	1,586,238
Unvested restricted stock units	1,797,904	—

12. Commitments and Contingencies

Leases

The Company’s commitments under its operating leases are described in Note 7.

License Agreement

In January 2021, the Company entered into the Lilly Agreement, pursuant to which the Company has been granted an exclusive, royalty-bearing sublicensable license to certain patents owned or controlled by Lilly, to commercially develop, manufacture, use, distribute and sell therapeutic products containing the compound prexasertib. The license from Lilly comprises three families of patent filings all relating to ACR-368. Additionally, pursuant to the Lilly Agreement, the Company received ACR-368 drug substance and drug product to be used in future research.

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

As of March 31, 2023, no milestone payments or royalties have been incurred related to the Lilly Agreement.

Companion Diagnostic Agreement

In June 2022, the Company entered into a companion diagnostic agreement (the “Akoya Agreement”) with Akoya Biosciences, Inc. (“Akoya”), pursuant to which the Company has engaged Akoya to co-develop, validate, and commercialize the Company’s proprietary ACR-368 OncoSignature test, the companion diagnostic that will be used to identify patients with cancer most likely to respond to ACR-368. Subject to the terms of the Akoya Agreement, the Company paid Akoya a one-time, non-refundable, non-creditable upfront payment in the amount of $0.6 million. The Company is obligated to pay Akoya up to an aggregate of $10.3 million upon the achievement of specified development milestones. Through March 31, 2023, the Company has made aggregate payments of $2.8 million to Akoya. The Company recorded expense of $1.5 million during the three months ended March 31, 2023, of which $1.0 million was due to Akoya as of March 31, 2023.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with each of its directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or services as directors or executive officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and had not accrued any liabilities related to such obligations in its financial statements as of March 31, 2023 and December 31, 2022.

Legal Proceedings

From time to time, in the ordinary course of business, the Company is subject to litigation and regulatory examinations as well as information gathering requests, inquiries and investigations. We are not currently party to any material legal proceedings and are not aware of any pending or threatened legal proceedings against us that we believe could have an adverse effect on our business, operating results or financial condition.

Other Contracts

The Company enters into contracts in the normal course of business with various third parties for preclinical research studies, clinical trials, testing, manufacturing and other services. These contracts generally provide for termination upon notice and are cancelable without significant penalty or payment, and do not contain any minimum purchase commitments.

13. Employee Benefit Plans

Effective January 1, 2019, the Company adopted a 401(k) Plan for its employees, which is designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) Plan within statutory and 401(k) Plan limits. Since inception of the 401(k) Plan and through the three months ended March 31, 2023, the Company has not made any contributions to the 401(k) Plan.

14. Subsequent Events

On May 8, 2023, ACR-368 was granted two Fast Track designations from the U.S. Food and Drug Administration for the investigation of ACR-368 monotherapy for patients with OncoSignature-positive platinum-resistant ovarian cancer and endometrial cancer.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2022 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on May 28, 2023. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Special Note Regarding Forward-Looking Statements” and “Risk Factors” sections of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Acrivon,” the “Company,” “we,” “us,” and “our” refer to Acrivon Therapeutics, Inc. and its subsidiaries.

Overview

We are a clinical stage biopharmaceutical company developing precision oncology medicines that we match to patients whose tumors are predicted to be sensitive to each specific medicine by utilizing our proprietary proteomics-based patient responder identification platform. Recently approved targeted oncology treatments, such as kinase inhibitors, have transformed the cancer treatment landscape, and while the therapeutic benefit of these agents has provided significant benefit to patients, these targeted oncology treatments unfortunately only address the less than 10% of patients with cancers that harbor certain easily-identifiable genetic mutations. Our approach is designed to overcome the limitations of genomics-based patient selection methods. We do this by using our proprietary precision medicine platform, AP3, to develop our pipeline of oncology drug candidates. Our AP3 platform enables the creation of drug-specific proprietary OncoSignature companion diagnostics that are used to identify the patients most likely to benefit from our drug candidates, which we refer to as patient responders. We are currently advancing our lead candidate, ACR-368, a selective small molecule inhibitor targeting CHK1 and CHK2 with sub single-digit nM and single-digit nM potency, respectively, in a potentially registrational Phase 2 trial across multiple tumor types, which our AP3 platform predicts will have a high proportion of patient responders based on OncoSignature-predicted sensitivity to ACR-368. Our ACR-368 OncoSignature test, which has not yet obtained regulatory approval, has been extensively evaluated in preclinical studies, including in two separate, blinded, prospectively-designed studies on pretreatment tumor biopsies collected from patients with ovarian cancer treated with ACR-368 in past Phase 2 clinical trials conducted by Eli Lilly and Company, or Lilly, and at the National Cancer Institute demonstrating robust enrichment of responders through our method. On May 8, 2023, ACR-368 was granted two Fast Track designations from the U.S. Food and Drug Administration for the investigation of ACR-368 monotherapy for patients with OncoSignature-positive platinum-resistant ovarian cancer and endometrial cancer.

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

In November 2022, we completed our initial public offering, or IPO, pursuant to which we issued and sold 7,550,000 shares of our common stock for net proceeds. Additionally, we completed our concurrent private placement, or the Concurrent Private Placement, pursuant to which we issued and sold 400,000 shares of our common stock. In connection with the IPO, in December 2022, the underwriters partially exercised their option to purchase 1,035,540 additional shares. The sale pursuant to the exercise of the underwriters’ option to purchase additional shares closed on December 16, 2022, upon which we issued 1,035,540 additional shares of common stock. We received aggregate net proceeds from our IPO, including the partial exercise by the underwriters of their option to purchase additional shares, and the Concurrent Private Placement, of $104.5 million, after deducting underwriting discounts and commissions and the placement agent fee, but before deducting offering expenses payable by us of $3.6 million.

Since inception, we have funded our operations primarily through equity and convertible debt financings and have received aggregate net proceeds of $119.8 million from the issuance of convertible notes and the sale of our Series A-1 convertible preferred stock, or Series A-1 Preferred Stock, and Series B convertible preferred stock, or Series B Preferred Stock, which we refer to collectively as our Preferred Stock, all of which fully converted into common stock upon the closing of the IPO, and most recently, with aggregate net proceeds from our IPO, including the partial exercise by the underwriters of their option to purchase additional shares, and Concurrent Private Placement of $104.5 million, after deducting underwriting discounts and commissions and the placement agent fee, but before deducting offering expenses payable by the Company.

We have incurred operating losses since inception. Our net losses for the three months ended March 31, 2023 and 2022 were $12.8 million and $7.2 million, respectively. Our net loss for the year ended December 31, 2022 was $31.2 million. As of March 31, 2023, we had an accumulated deficit of $68.8 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, particularly if and as we:

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

• seek regulatory approvals and pursue commercialization for any drug candidates that successfully complete clinical trials; and

• add operational, financial, and management information systems and personnel, including personnel to support our drug development and planned future commercialization efforts, as well as to support our obligations as a public reporting company.

We are incurring and expect to continue to incur additional costs associated with operating as a public company, including significant legal, accounting, insurance, investor relations and other expenses that we did not incur as a private company. Furthermore, we will not generate revenue from drug sales until we successfully complete clinical development and obtain regulatory approval for a drug candidate. In addition, if we obtain regulatory approval for a drug candidate and do not enter into a third-party commercialization partnership, we expect to incur significant expenses related to developing our commercialization capability to support drug sales, marketing, manufacturing and distribution activities. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our planned clinical studies and our expenditures on other research and development activities.

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time that we can generate significant revenue from drug sales, if ever, we expect to finance our operations through the sale of equity, debt financings or other capital sources, including potential collaborations with other companies or other strategic transactions. If we are unable to raise capital as needed, this could have a negative impact on our financial condition and ability to pursue our business strategies including requiring us to delay, reduce or eliminate drug development or future commercialization efforts. The amount and timing of our future funding requirements will depend on many factors including the successful advancement of ACR-368, the ACR-368 OncoSignature, or any future drug candidates. Our ability to raise additional funds may also be adversely impacted by potential worsening global economic conditions, and disruptions to, and volatility in the credit and financial markets in the United States and worldwide, such as those resulting from the ongoing COVID-19 pandemic and the war in Ukraine. There can be no assurances that the current operating plan will be achieved or that additional funding will be available on terms acceptable to us, or at all.

As of March 31, 2023, we had cash, cash equivalents and investments of $159.5 million. We believe that our existing cash, cash equivalents and investments as of March 31, 2023, will enable us to fund our operating expenses and capital expenditure requirements at least into the fourth quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See the section titled “—Liquidity and Capital Resources.”

Companion Diagnostic Agreement

In June 2022, we entered into a companion diagnostic agreement, or the Akoya Agreement, with Akoya Biosciences, Inc., or Akoya, pursuant to which we agreed to co-develop, validate, and commercialize our proprietary ACR-368 OncoSignature test, the companion diagnostic that will be used to identify patients with cancer most likely to respond to ACR-368.

Pursuant to the agreement, we paid Akoya a one-time, non-refundable, non-creditable upfront payment in the amount of $0.6 million. We are obligated to pay Akoya up to an aggregate of $10.3 million upon the achievement of specified development milestones. As of May 9, 2023, development milestones have been achieved under the agreement, resulting in payments of $2.8 million by us to Akoya. Other than certain specified pass-through costs, each party is responsible for its own costs associated with the development of the companion diagnostic. Akoya will procure and manufacture necessary supplies to perform the ACR-368 OncoSignature test to support our clinical development and commercial requirements, in accordance with a supply agreement to be mutually agreed upon by the parties. We may terminate the agreement at our convenience, subject to the payment of a termination fee in the amount of $1.0 million.

Impact of COVID-19 on Our Business

The extent of the impact of the novel coronavirus, or COVID-19, pandemic on our business, operations and development timelines and plans remains uncertain, and will depend on certain developments, including the duration and spread of the outbreak and its impact on our contract manufacturing organizations, or CMOs, CROs, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. Even as the COVID-19 pandemic subsides, the Company cannot predict the future progression or full impact of the outbreak and its effects on the Company’s business and operations. Although certain restrictions have been lifted, the Company will continue to actively monitor the need to take actions as may be required or recommended by government authorities or as we determine are in the best interests of our employees and other business partners in light of the pandemic. To date, there has not been a significant impact on the development of ACR-368 and the ACR-368 OncoSignature or the rest of our pipeline; however, we cannot at this time predict the specific extent, duration, or full impact that the COVID-19 pandemic could potentially have on our ongoing business plan, financial condition and operations.

Components of Results of Operations

Revenue

To date, we have not generated any revenue, and we do not expect to generate any revenue in the foreseeable future from drug sales. We may in the future generate revenue from payments received under collaboration agreements, which could potentially include (but not be limited to) payments of upfront fees, license fees, milestone-based payments and reimbursements for research and development efforts.

Operating Expenses

Research and Development

The majority of our expenses have been research and development expenses, which consist primarily of costs incurred in connection with our research and development activities, including our drug discovery efforts and the development of ACR-368 and the ACR-368 OncoSignature. We expense research and development costs as incurred, which include:

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

Research and development costs are expensed as incurred. We recognize external development costs as related goods are delivered or services are performed. Significant judgments and estimates are made in determining the accrued expense balances at the end of any reporting period.

We characterize research costs incurred prior to the identification of a drug candidate as discovery costs. Once a drug candidate has been identified, research costs incurred are allocated as drug candidate costs.

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

General and Administrative

General and administrative expenses consist primarily of employee-related costs, including salaries, bonuses, benefits, and stock-based compensation expenses for personnel in executive, finance, accounting, human resources and other administrative functions. Other significant general and administrative expenses include legal fees relating to patent, intellectual property and corporate matters, fees paid for accounting, audit, consulting and other professional services, and expenses for rent, insurance and other operating costs. An allocated portion of sublease rent income is recorded as an offset to general and administrative expenses.

We anticipate that our general and administrative expenses will continue to increase in the future as we increase our headcount to support our continued research activities and development of our drug candidates. We also anticipate that we will incur significantly increased accounting, audit, legal, regulatory, compliance and director and officer insurance costs as well as investor and public relations expenses associated with operating as a public company.

Total Other Income (Expense), Net

Other Income (Expense), Net

Other income, net primarily consists of interest income, which is earned on cash equivalents and investments, and amortization of premiums and accretion of discounts to maturity for available-for-sale debt securities.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table summarizes our results of operations (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Operating expenses:
Research and development	$9,758	$6,068	$3,690
General and administrative	4,635	1,144	3,491
Total operating expenses	$14,393	$7,212	$7,181
Loss from operations	$(14,393)	$(7,212)	$(7,181)
Other income (expense):
Other income (expense), net	1,637	(8)	1,645
Total other income (expense), net	1,637	(8)	1,645
Net loss	$(12,756)	$(7,220)	$(5,536)

Research and Development Expenses

The following table summarizes our research and development expenses (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Direct research and development expenses by program:
ACR-368	$4,272	$3,404	$868
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	3,287	1,200	2,087
Other drug discovery programs	1,527	1,185	342
Facilities, supplies and other	672	279	393
Total research and development expenses	$9,758	$6,068	$3,690

Research and development expenses were $9.8 million for the three months ended March 31, 2023, compared to $6.1 million for the three months ended March 31, 2022. The increase of $3.7 million was primarily due to:

• a $0.9 million increase in costs related to the continued development of ACR-368, which included $1.5 million of companion diagnostic milestones achieved in the first quarter of 2023 related to the Akoya Agreement initiated in the second quarter of 2022, partially offset by a $0.5 million decrease related to the timing of manufacturing campaigns;

• a $2.1 million increase in personnel-related costs, including $1.9 million of salaries, bonuses and benefits and $0.6 million of stock-based compensation expense, primarily due to an increase in headcount in support of research activities and progression of our clinical stage ACR-368 program, offset by a $0.4 million decrease in recruiting expense;

• a $0.3 million increase in costs related to discovery activities as a result of increased efforts toward identifying drug candidates; and

• a $0.4 million increase in facilities, supplies and other expenses, primarily due to a $0.2 million increase in lab supplies, driven by an increase in headcount in support of research activities, and a $0.1 million increase in depreciation, driven by an increase in laboratory equipment purchases.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Personnel related (including stock-based compensation)	$3,302	$666	$2,636
Legal and professional fees	994	309	685
Facilities, supplies and other	339	169	170
Total general and administrative expenses	$4,635	$1,144	$3,491

General and administrative expenses were $4.6 million for the three months ended March 31, 2023, compared to $1.1 million for the three months ended March 31, 2022. The increase of $3.5 million was primarily due to:

• a $2.6 million increase in payroll and employee-related expenses;

• a $0.7 million increase in legal, accounting and professional fees due to additional costs associated with operating as a public company; and

• a $0.2 million increase in facilities, supplies, and other expenses, primarily due to an increase in headcount.

Total Other Income (Expense), Net

Total other income, net was $1.6 million for the three months ended March 31, 2023, compared to total other expense, net of $8,000 for the three months ended March 31, 2022. The change of $1.6 million is primarily attributable to an increase in interest income earned on our investments.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not recognized any revenue and have incurred significant losses in each period and on an aggregate basis. We have not yet commercialized any drug candidates, and we do not expect to generate revenue from sales of any drug candidates or from other sources for several years, if at all. As of March 31, 2023, we had $159.5 million in cash, cash equivalents and investments, and we had an accumulated deficit of $68.8 million. We have funded our operations primarily with net proceeds of $119.8 million from the issuance of convertible notes and sales of our Preferred Stock, and $104.5 million in net proceeds from the IPO and the Concurrent Private Placement. We believe that our existing cash, cash equivalents and investments will enable us to fund our operating expenses and capital expenditure requirements at least into the fourth quarter of 2024.

Other Liquidity Matters

We have a banking relationship with SVB. On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. On March 12, 2023, the Treasury Department announced that the FDIC would complete its resolution of SVB in a manner that fully protects all depositors. We had access to all of our money starting March 13, 2023. As a result, we did not incur any losses nor do we anticipate any future losses with respect to such cash balances. As of May 9, 2023, we have maintained full access to and have begun the process of diversifying our holdings.

Cash Flows

The following table summarizes our cash flows for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(11,357)	$(8,418)
Net cash provided by (used in) investing activities	9,327	(415)
Net cash provided by financing activities	—	—
Net decrease in cash, cash equivalents, and restricted cash	$(2,030)	$(8,833)

Net Cash Used in Operating Activities

Net cash used in operating activities was $11.4 million for the three months ended March 31, 2023, compared to net cash used in operating activities of $8.4 million for the three months ended March 31, 2022. The increase in cash used in operating activities of $3.0 million was primarily driven by an increase in net loss of $5.5 million, partially offset by a $2.6 million increase in non-cash stock-based compensation expense.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $9.3 million for the three months ended March 31, 2023, resulting primarily from an increase in investment maturities, partially offset by an increase in investment purchases.

Net cash used in investing activities was $0.4 million for the three months ended March 31, 2022, resulting from purchases of property and equipment.

Net Cash Provided by Financing Activities

There was immaterial net cash provided by financing activities for the three months ended March 31, 2023 related to the exercise of stock options, and no such activity for the three months ended March 31, 2022.

Funding Requirements

As of March 31, 2023, our cash, cash equivalents and investments were $159.5 million. We believe that our existing cash, cash equivalents and investments will enable us to fund our operating expenses and capital expenditure requirements at least into the fourth quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we expect.

We expect to incur significant expenses and operating losses for the foreseeable future as we advance our drug candidates through clinical development, seek regulatory approval and pursue commercialization of any approved drug candidates. We expect that our research and development and general and administrative costs will increase in connection with our planned research and clinical activities. In addition, we expect to continue to incur additional costs associated with operating as a public company. If we receive regulatory approval for any of our drug candidates, we expect to incur significant commercialization expenses related to drug manufacturing, sales, marketing and distribution, depending on where we choose to commercialize. We may also require additional capital to pursue in-licenses or acquisitions of other drug candidates.

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical drug candidates, we are unable to accurately predict the amount of our operating expenditures. Our future capital requirements will depend on many factors, including but not limited to:

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

• our ability to establish and maintain collaborations, strategic partnerships or marketing, distribution, licensing or other strategic arrangements with third parties on favorable terms, if at all; and

• the timing, receipt and amount of sales of, or milestone payments related to or royalties on, current or future drug candidates, if any.

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

Until such time, if ever, as we can generate substantial drug revenues to support our expenses, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations and other similar arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, or other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, drug candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts or grant rights to develop and market our drug candidates even if we would otherwise prefer to develop and market such drug candidates ourselves.

Contractual Obligations

Leases

We lease laboratory and office space in Watertown, Massachusetts. This lease is classified as an operating lease, and will expire in April 2028, with an option to extend the term for an additional five years at then-market rental rates. Additionally, we also lease laboratory and office space in Lund, Sweden. This lease is classified as an operating lease, and will expire in September 2023, with an option to extend the term for an additional three years. Future minimum commitments under these leases are $5.8 million as of March 31, 2023. Of the $5.8 million, $1.1 million is due in 12 months or less. See Note 7 in our unaudited condensed consolidated financial statements in this Quarterly Report for more information on our lease obligations.

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

Companion Diagnostic Agreement

We may incur contingent milestone payments that we are required to make under our companion diagnostic agreement with Akoya pursuant to which we agreed to co-develop, validate, and commercialize our proprietary ACR-368 OncoSignature test. We are obligated to pay Akoya up to an aggregate of $10.3 million upon the achievement of specified development milestones. Due to the uncertainty of the achievement and timing of the events requiring payment under our companion diagnostic agreement with Akoya, the amounts to be paid by us and when are not determinable at this time. As of May 9, 2023, development milestones have been achieved under our companion diagnostic agreement, resulting in payments of $2.8 million by us to Akoya.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected. There have been no significant changes to our critical accounting policies from those described in our Annual Report on Form 10-K.

Recent Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations and cash flows is disclosed in Note 2 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report.

Internal Control Over Financial Reporting

In connection with the audit of our consolidated financial statements for the year ended December 31, 2022 and 2021, we identified material weaknesses in our internal control over financial reporting that existed as of those periods. See the section titled “Risk factors—We have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business.”

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Under SEC rules and regulations, because we are considered to be a “smaller reporting company,” we are not required to provide the information required by this item in this report.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

We completed an initial public offering in November 2022. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. Prior to the completion of our IPO, we had been a private company and therefore have not designed or maintained internal controls over financial reporting commensurate with the financial reporting requirements of an SEC registrant. Based on their evaluation, as a result of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective throughout the three months ended March 31, 2023, as further described below.

Previously Identified Material Weaknesses in Internal Control Over Financial Reporting

A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Prior to the completion of our IPO in November 2022, we had not designed or maintained internal controls over financial reporting commensurate with the financial reporting requirements of an SEC registrant. We previously disclosed in our Annual Report on Form 10-K the following material weaknesses, which have not been fully remediated as of March 31, 2023:

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

None of the material weaknesses described above and identified prior to our initial public offering in November 2022 resulted in misstatement to our consolidated financial statements. However, the material weaknesses described above could result in a misstatement of one or more account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Not withstanding such material weaknesses, our Chief Executive Officer and Chief Financial Officer have concluded that our consolidated financial statements in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented, in conformity with U.S. generally accepted accounting principles.

Remediation Plan

With the oversight of the Audit Committee of our Board of Directors, we have continued throughout the quarter ended March 31, 2023 to dedicate significant resources and efforts to improve our control environment and to take steps to remediate our material weaknesses identified above by implementing changes to our internal control over financial reporting.

Remediation Actions Completed In Prior Quarters

The following remediation efforts were taken prior to the quarter ended March 31, 2023:

•
Hired finance and accounting personnel, including Chief Financial Officer;
•
Engaged third-party professionals to assist with technical accounting assessments, financial reporting assistance and timeliness of identification, assessment, and response to the risk of material misstatement;
•
Established controls to identify and account for certain non-routine, unusual or complex transactions in a timely fashion;
•
Upon completion of our IPO, our convertible preferred stock was converted into common stock resulting in a less complex capital structure, which assisted with our remediation process;
•
Adopted certain robust policies and procedures, inclusive of new charters, investment policy, disclosure committee and other guidelines and processes to allow the timely identification and assessment of transactions and financial statement disclosures.

Additional Remediation Actions Taken During the Current Quarter

The following remediation efforts were taken in the quarter ended March 31, 2023:

•
Hired additional accounting personnel;
•
Further formalized the design and operational effectiveness of controls over balance sheet account reconciliations and journal entries;
•
Designed and implemented an upgrade to our financial systems to support key processes and controls;
•
Continued to execute on controls designed and implemented to identify and account for certain non-routine, unusual or complex transactions in a timely fashion.

Ongoing Remediation Efforts

The remediation efforts outlined in the following list continue to address the identified material weaknesses and enhance our overall financial control environment.

•
Establishing more robust accounting policies and procedures, such as implementing and documenting controls over the preparation and review of account reconciliations and journal entries;
•
Ongoing gap analysis to identify where new process controls are needed and to enhance existing controls to accurately build financial accounting, reporting, and disclosure procedures to document routine reconciliations and journal entries in a timely fashion;
•
Ongoing gap analysis over information technology general controls for information systems that are relevant to the preparation of its financial statements.

While we believe that the measures described above will remediate the identified material weaknesses and strengthen our internal control over financial reporting, the implemented and enhanced controls would need to operate for a sufficient period of time to demonstrate that the material weakness is fully remediated. Specifically we believe that the controls related to the identification and accounting for certain non-routine, unusual or complex transactions in a timely fashion as well as information technology general controls for information systems that are relevant to the preparation of its financial statements, are sufficient and in place as of March

31, 2023 and are now monitoring to ensure that such newly implemented controls are operating for a sufficient period of time to demonstrate effectiveness and remediation. For our remaining material weaknesses, our remediation efforts remain ongoing and, as such, management has concluded that the material weaknesses cannot be considered remediated as of March 31, 2023. We are committed to continuing to improve our internal control process and will continue to review, optimize, and enhance our financial reporting controls and procedures.

We can give no assurance that additional material weaknesses in our internal control over financial reporting will not be identified in the future. Further, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm.

Management's Report on Internal Control Over Financial Reporting

This Quarterly Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

Management determined that, as of March 31, 2023, other than the implementation of a new financial system as described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not currently subject to any material legal proceedings.

Item 1A. Risk Factors.

The following information sets forth risk factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report on Form 10-Q and those we may make from time to time. You should carefully consider the risks described below, in addition to the other information contained in this Quarterly Report and our other public filings. Our business, financial condition or results of operations could be harmed by any of these risks. The risks and uncertainties described below are not the only ones we face. Additional risks not presently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations.

Risks Related to Our Financial Position and Capital Needs

We have incurred significant losses since our inception. We expect to incur losses over the next several years and may never achieve or maintain profitability.

Since our inception, we have incurred significant losses, and we expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net loss was $31.2 million for the year ended December 31, 2022, and $12.8 million and $7.2 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $68.8 million. Since our inception, we have financed our operations with aggregate net proceeds of $119.8 million from the issuance of convertible notes and the sale of our Series A-1 convertible preferred stock and Series B convertible preferred stock, and more recently, $92.4 million, or $104.5 million following the sale pursuant to the exercise of the underwriters’ option to purchase additional shares, in each case after deducting underwriting discounts and commissions and the placement agent fee, but before deducting offering expenses payable by the Company, from our IPO and Concurrent Private Placement. We have no products approved for commercialization and have never generated any revenue from product sales.

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

As of March 31, 2023, we had cash, cash equivalents and investments of $159.5 million. We believe that our existing cash, cash equivalents and investments as of March 31, 2023, will be sufficient to fund our operating expenses and capital expenditure requirements at least into the fourth quarter of 2024. This estimate is based on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities, acquisitions of additional drug candidates and changes in regulation. The timing and amount of our funding requirements will depend on many factors, including but not limited to:

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

Additionally, as of May 26, 2021, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the ongoing COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions the FDA is unable to complete such required inspections during the review period. Since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. Since April 2021, the FDA has conducted limited inspections and employed remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates. Ongoing travel restrictions and other uncertainties continue to impact oversight operations both domestic and abroad and it is unclear when standard operational levels will resume. The FDA is continuing to complete mission-critical work, prioritize other higher-tiered inspectional needs (e.g., for-cause inspections), and carry out surveillance inspections using risk-based approaches for evaluating public health. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. On February 2, 2022, the FDA announced that it would resume domestic surveillance inspections across all product areas on February 7, 2022. We cannot predict whether, and when, the FDA will decide to pause or resume inspections due to the COVID-19 pandemic. Moreover, it is unclear how the FDA’s policies and guidance will impact any inspections of our facilities, including our clinical trial sites. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the ongoing COVID-19 pandemic and may experience delays in their regulatory activities.

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

Moreover, Congress has recently enacted changes to the Accelerated Approval Program that could impact our ability to obtain Accelerated Approval, or increase the burdens associated with postmarketing requirements in the event we do obtain Accelerated Approval. In particular, the FDA must specify certain conditions for required postapproval studies for products that receive Accelerated Approval, which may include enrollment targets and milestones, including the target date for study completion, by the time the drug is approved. The FDA may also require postapproval studies to be underway at the time of Accelerated Approval or within a specified time period following Accelerated Approval for such drugs, and must explain any instances where it does not require such studies.

Any delay in obtaining, or inability to obtain, approval through the Accelerated Approval Program, or any issues in maintaining approval granted under the Accelerated Approval Program, would delay or prevent commercialization of our products, and would materially adversely affect our business, financial condition, results of operations and prospects.

We may incur additional costs or experience delays in completing, or ultimately be unable to complete the development and/or commercialization of ACR-368 or our other future drug candidates identified through the application of our AP3 platform and OncoSignature companion diagnostics.

Any delays in the commencement or completion of our ongoing, planned or future clinical trials could significantly increase our product development costs. We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to obtain marketing approval or commercialize ACR-368 or our future drug candidates identified through the application of our AP3 platform and OncoSignature companion diagnostics, including but not limited to:

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

•
the number of patients required for clinical trials may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or may be lower than we anticipate due to challenges in recruiting and enrolling suitable patients who meet the trial criteria, participants may drop out of these clinical trials at a higher rate than we anticipate, or the duration of these clinical trials may be longer than we anticipate;
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

A key part of our development strategy for our drug candidates is to identify subsets of patients with specific types of tumors. The identification of these patients will require the use and development of companion diagnostics. According to the FDA’s 2014 guidance document on In Vitro Companion Diagnostic Devices, for novel therapeutic products that depend on the use of a diagnostic test and where the diagnostic device could be essential for the safe and effective use of the corresponding therapeutic product, the premarket application for the companion diagnostic device should be developed and approved or cleared contemporaneously with the therapeutic, although the FDA recognizes that there may be cases when contemporaneous development may not be possible. However, in cases where a drug cannot be used safely or effectively without the companion diagnostic, the FDA’s guidance indicates it will generally not approve the drug without the approval or clearance of the diagnostic device. The FDA also issued a draft guidance in July 2016 setting forth the principles for co-development of an in vitro companion diagnostic device with a therapeutic product. The draft guidance describes principles to guide the development and contemporaneous marketing authorization for the therapeutic product and its corresponding in vitro companion diagnostic.

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

We may not be able to initiate or continue our ongoing or planned clinical trials if we are unable to identify and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or comparable foreign regulatory authorities. In addition, some of our competitors currently have ongoing clinical trials for drug candidates that would treat the same patients as our lead clinical drug candidate, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ drug candidates. We rely on our external companion diagnostic partner, Akoya, to perform ACR-368 OncoSignature testing in our clinical trial. If Akoya encounters delays or technical challenges, enrollment in our clinical trials may be substantially delayed. Patient enrollment is also affected by other factors, including but not limited to:

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

Additionally, due to the high mortality rates of the cancers for which we are initially pursuing development and the pretreated and advanced nature of disease in many patients in our ongoing clinical trials of ACR-368, a material percentage of patients in these clinical trials ultimately will die during a trial for reasons unrelated to the drug. For example, in the Phase 1b/2 combination arm of our Phase 2 trial for ACR-368 we recently dosed a patient who had previously failed three lines of prior therapy. The patient died prior to receiving a second dose of ACR-368 and the death was determined by the trial investigator not to be drug related, but instead related to the subject’s disease progression. If we elect to, or are required to, delay, suspend or terminate any clinical trial, whether due to a patient death or otherwise, the commercial prospects of ACR-368 or our future drug candidates could be harmed and our ability to generate product revenues could potentially be delayed or eliminated. Serious adverse events observed in clinical trials could hinder or prevent market acceptance of our drug candidates, which would harm our commercial prospects, our financial condition and our reputation.

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

In addition, if ACR-368 receives marketing approval, and we or others later identify undesirable side effects caused by treatment with such drug, a number of potentially significant negative consequences could result, including but not limited to:

•
regulatory authorities may withdraw approval of or seize the drug;
•
we may be required to recall a product, or change the way the drug is administered to patients, or conduct additional clinical trials;
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

We may in the future seek to engage in business co-development pharma partnerships leveraging our AP3 platform for patient responder identification or uncovering of resistance mechanisms to drug candidates or in strategic transactions to acquire or in-license additional products, drug candidates or technologies. If we are unable to realize the benefits from such transactions, it may adversely affect our ability to develop and commercialize an expanded pipeline of drug candidates, negatively impact our cash position, increase our expenses and present significant distractions to our management.

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

Although our ongoing and planned clinical trials have not been impacted by the COVID-19 pandemic to date, we may experience related disruptions in the future that could severely impact our clinical trials, including but not limited to:

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

Healthcare providers, including physicians, and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any drug candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors subject us to various federal and state fraud and abuse laws and other healthcare laws, including, without limitation, the federal Anti-Kickback Statute, the federal civil and criminal false claims laws and the law commonly referred to as the Physician Payments Sunshine Act, as well as regulations promulgated under such laws. These laws will impact, among other things, our clinical research, proposed sales, marketing and educational programs, and other interactions with healthcare professionals. In addition, we may be subject to patient privacy laws by both the federal government and the states in which we conduct or may conduct our business. See “Part I, Item 1, Business—Government Regulation—Healthcare and Privacy Law and Regulation and Healthcare Reform” of our Annual Report on Form 10-K for the year ended December 31, 2022, for more information on the healthcare laws and regulations that may affect our ability to operate.

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

In addition, later discovery of previously unknown adverse events or other problems with our products, manufacturers or manufacturing processes, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including but not limited to:

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
•
product seizure or detention;
•
injunctions or the imposition of civil or criminal penalties; or
•
litigation involving patients using our products.

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

In the United States, the European Union and other jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could prevent or delay marketing approval or licensure of our product candidates, restrict or regulate post-approval activities, and affect our ability to profitably sell any product candidates for which we obtain marketing approval or licensure. In the United States, the biopharmaceutical industry has been a particular focus of these efforts and has been significantly affected by legislative initiatives. Current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any FDA-approved product. Reductions in reimbursement levels may also negatively impact the prices we receive or the frequency with which our products are prescribed or administered, with any reduction in reimbursement from Medicare or other government programs potentially resulting in a similar reduction in payments from private payors. See “Part I, Item 1, Business—Government Regulation—Healthcare Reform” of our Annual Report on Form 10-K for the year ended December 31, 2022, for more information on specific healthcare reform measures that may affect our business.

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

If ACR-368 or any of our other drug candidates are approved for commercialization, we may seek to enter into agreements with third parties to market them in certain jurisdictions outside the United States. We expect that we would be subject to additional risks related to international pharmaceutical operations, including but not limited to:

•
different regulatory requirements for drug and companion diagnostic trials and approvals and rules governing drug and companion diagnostic commercialization in foreign countries;
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

In addition, Congress is considering updates to the orphan drug provisions of the FDCA in response to a recent decision by the U.S. Court of Appeals for the Eleventh Circuit. Any changes to the orphan drug provisions could change our opportunities for, or likelihood of success in obtaining, orphan drug exclusivity and would materially adversely affect our business, results of operations, financial condition and prospects.

A Fast Track designation by the FDA, even if granted for our lead drug candidate, or any of our future drug candidates, may not lead to a faster development or regulatory review or approval process and does not increase the likelihood that our drug candidates will receive marketing approval.

At various times, we may seek Fast Track designation for one or more of our drug candidates. If a drug candidate is intended for the treatment of a serious or life-threatening condition and the drug candidate demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA Fast Track designation for a particular indication. We may seek Fast Track designation for certain of our future drug candidates, but there is no assurance that the FDA will grant this status to any of our proposed drug candidates and we might only be successful in receiving a Fast Track designation from the FDA for a drug candidate after applying on more than one occasion. Sponsors may have greater interactions with the FDA and marketing applications filed by sponsors of products in Fast Track development may qualify for priority review and rolling review under the policies and procedures offered by the FDA, but the receipt of a Fast Track designation does not assure any such qualification or ultimate marketing approval by the FDA. The FDA has broad discretion whether or not to grant a Fast Track designation, so even if we believe a particular drug candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. Even if we do receive a Fast Track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures, and receiving a Fast Track designation does not provide assurance of ultimate FDA approval. In addition, the FDA may withdraw a Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. In addition, the FDA may withdraw any Fast Track designation at any time.

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

If ACR-368 or our future drug candidates receive marketing approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. For example, current cancer treatments, such as existing targeted therapies, chemotherapy, and radiation therapy, are well established in the medical community, and doctors may continue to rely on these treatments. If our drug candidates do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of our drug candidates, if approved for commercial sale, will depend on a number of factors, including but not limited to:

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

We face an inherent risk of product liability exposure related to the testing of our drug candidates in human clinical trials and will face an even greater risk if we commercialize any products that we may develop. If we cannot successfully defend ourselves against any claims that our drug candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in, but are not limited to:

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

As of March 31, 2023, we had 45 full-time employees and three part-time employees. As our development progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical product development, regulatory affairs and, if any of our drug candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. Our choice to focus on multiple therapeutic areas may negatively affect our ability to develop adequately the specialized capability and expertise necessary for operations. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

We are exposed to the risk that our employees, independent contractors, consultants, collaborators, principal investigators, CROs, suppliers and vendors may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include:

•
intentional, reckless and/or negligent conduct or disclosure to us of unauthorized activities that violate the requirements of the FDCA, regulations of the FDA or similar foreign regulatory authorities;
•
healthcare fraud and abuse in violation of U.S. and foreign laws and regulations;
•
violations of U.S. federal securities laws relating to trading in our common stock; and
•
failures to report financial information or data accurately.

In particular, sales, marketing, and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing, and other abusive practices. These laws and regulations regulate a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs, and other business arrangements. Misconduct by these parties could also involve the improper use of individually identifiable information, including, without limitation, information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. While we have adopted a code of business conduct and ethics, it is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, including, without limitation, damages, fines, disgorgement, imprisonment, exclusion from participation in government healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations.

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

Compliance with these and any other applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. If we fail to comply with any such laws or regulations, we may face significant fines and penalties that could adversely affect our business, financial condition and results of operations. Furthermore, the laws are not consistent, and compliance in the event of a widespread data breach is costly. In addition, states are constantly adopting new laws or amending existing laws, requiring attention to frequently changing regulatory requirements. For example the CCPA took effect on January 1, 2020, and the amendments thereto under the CPRA took effect on January 1, 2023. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined) and provide such consumers new ways to opt out of certain sales and sharing of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Further, the CPRA imposed additional data protection obligations on companies doing business in California, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data and opt outs for certain uses of sensitive data. It also created the California Privacy Protection Agency to implement and enforce the law, which could result in increased privacy and information security enforcement. As a result of the CPRA going into effect earlier this year, additional compliance investment and potential business process changes may be required. Although the CCPA currently exempts certain health-related information, including clinical trial data, the CCPA and the amendments under the CPRA may increase our compliance costs and potential liability. Virginia also passed the VCDPA which went into effect on January 1, 2023 and affords consumers similar rights to the CCPA, along with additional rights such as the right to opt-out of processing for profiling and targeted advertising purposes. Additional states, such as Colorado, Connecticut and Utah have passed similar comprehensive privacy legislation that will go into effect later this year and impose similar obligations to those in the CCPA and VCDPA. Similar laws have been proposed in other states and at the federal level and, if passed, such laws may have potentially conflicting requirements that would make compliance challenging.

With the GDPR, CCPA, VCDPA and other laws, regulations and other obligations relating to privacy and data protection imposing new and relatively burdensome obligations, and with the substantial uncertainty over the interpretation and application of these and other obligations, we may face challenges in addressing their requirements and making necessary changes to our policies and practices and may incur significant costs and expenses in an effort to do so. We are currently in the process of developing and updating our policies and procedures in accordance with requirements under applicable data privacy and protection laws and regulations. We do not currently have any formal data privacy policies and procedures in place and have not completed formal assessments of whether we are in compliance with all applicable data privacy laws and regulations. Additionally, if third parties with which we work, such as vendors or service providers, violate applicable laws, rules or regulations or our policies, such violations may also put our or our clinical trial and employee data, including personal data, at risk, which could in turn have an adverse effect on our business.

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

Disputes may also arise between us and our current licensor or future licensors regarding intellectual property subject to a license agreement, including but not limited to:

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

Our stock price may be volatile. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including but not limited to:

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of May 4, 2023, we had 21,925,982 shares of common stock outstanding. This includes 7,550,000 shares sold in our IPO, which may be resold in the public market unless purchased by our affiliates. Substantially all of the remaining shares of common stock outstanding after the IPO are restricted as a result of securities laws, lock-up agreements or other contractual restrictions that restrict transfers until at least May 13, 2023, which is 180 days after the date of the final prospectus for our IPO. All of these shares will, however, be able to be resold after the expiration of the lock-up period, as well as pursuant to customary exceptions thereto or upon the waiver of the lock-up agreement on behalf of the underwriters. As restrictions on resale end, the market price of our stock could decline if the holders of currently-restricted shares sell them or are perceived by the market as intending to sell them.

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

Effective internal control over financial reporting is necessary for us to provide reliable financial reports in a timely manner commensurate with the financial reporting requirements of an SEC registrant. Prior to the completion of our IPO, we had been a private company and therefore had not designed or maintained internal controls over financial reporting commensurate with the financial reporting requirements of an SEC registrant.

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

None of the material weaknesses described in Item 4 and above resulted in misstatement to our consolidated financial statements. However, the material weaknesses described in Item 4 and above could result in a misstatement of one or more account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Prior to our IPO, we had been a private company with limited accounting personnel to adequately execute our accounting processes. We are in the process of implementing measures designed to improve our internal control over financial reporting and remediate these material weaknesses. Such measures are detailed in Item 4, “Controls and Procedures,” of this document.

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

Ensuring that we have adequate internal control over financial reporting in place to produce accurate financial statements on a timely basis needs to be periodically re-evaluated and is costly and time-consuming. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. In connection with our IPO, we began the process of documenting, reviewing and improving our internal control over financial reporting for compliance with Section 404, which will require annual management assessment of the effectiveness of our internal control over financial reporting beginning in our annual report on Form 10-K for the year ended December 31, 2023.

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

As of December 31, 2022, we had approximately $21.5 million federal net operating loss carryforwards and $20.9 million in state net operating loss carryforwards. The federal net operating loss carryforward can be carried forward indefinitely while the state net operating loss carryforward will begin to expire in varying amounts in 2038. The net operating loss carryforwards subject to expiration could expire unused and be unavailable to offset future income tax liabilities. Under the 2017 Tax Cuts and Jobs Act, or the Tax Act, as modified by the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, federal net operating losses generated in taxable years beginning after December 31, 2017 and in future taxable years, if any, will not expire and may be carried forward indefinitely, but the deductibility of such federal net operating losses in taxable years beginning after December 31, 2020 are limited to the lesser of the net operating loss carryover or 80% of the corporation’s adjusted taxable income (subject to Section 382 of the Internal Revenue Code of 1986, as amended, or the Code). There is variation in how states are responding to the Tax Act and CARES Act. In addition, for state income tax purposes, there may be periods during which the use of net operating losses, or NOLs, is suspended or otherwise limited.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. The global credit and financial markets have experienced severe volatility and disruptions in the past several years, including as a result of recent events in the U.S. banking sector. For example, in March 2023, Silicon Valley Bank, or SVB, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or the FDIC, as receiver, and Signature Bank and Silvergate Capital Corp. were also each placed into receivership during this time. A severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including our ability to raise additional capital when needed on acceptable terms, if at all. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment, higher inflation, bank failures or continued unpredictable and unstable market conditions. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. In addition, the current military conflict between Russia and Ukraine could disrupt or otherwise adversely impact our operations and those of third parties upon which we rely. Related sanctions, export controls or other actions have been or may in the future be initiated by nations including the United States, the European Union or Russia (e.g., potential cyberattacks, disruption of energy flows, etc.), which could adversely affect our business and/or our supply chain, our CROs, CMOs and other third parties with whom we conduct business. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

The IPO closed on November 17, 2022. On December 14, 2022, the underwriters partially exercised the option to purchase 1,035,540 additional shares. The sale pursuant to the exercise of the underwriters’ option to purchase additional shares closed on December 16, 2022, upon which we issued 1,035,540 shares of common stock for additional gross proceeds of $12.9 million. We received aggregate net proceeds from the IPO, including the exercise by the underwriters of their option to purchase additional shares, of $99.8 million, after deducting underwriting discounts and commissions of $7.5 million, but before deducting offering expenses payable by us of $3.6 million. We also completed a private placement which closed concurrently with the IPO, in which we issued and sold 400,000 shares of our common stock at $12.50 per share to Chione Limited, an existing investor. We received aggregate net proceeds of $4.7 million, after deducting the placement agent fee. In connection with our IPO and Concurrent Private Placement, no payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates or to our affiliates. As of March 31, 2023, we had used $10.1 million of the net proceeds from the IPO. We have invested the net proceeds from the offering in money market funds, short-term investments, and long-term investments. There has been no material change in the planned use of proceeds from our IPO and Concurrent Private Placement as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on November 16, 2022.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Acrivon Therapeutics, Inc.

Date: May 9, 2023	By:	/s/ Peter Blume-Jensen
Peter Blume-Jensen, M.D., Ph.D.
Chief Executive Officer and President

Date: May 9, 2023	By:	/s/ Rasmus Holm-Jorgensen
Rasmus Holm-Jorgensen
Chief Financial Officer