Form 10-Q
period 2023-06-30
Acrivon Therapeutics, Inc.
filed 2023-08-11
CIK 1781174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 8, 2023, the registrant had 22,072,916 shares of common stock, $0.001 par value per share, outstanding.

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
•
Our business substantially depends upon the successful clinical development of drug candidates using our AP3 platform and OncoSignature™, or OncoSignature, companion diagnostics. If we are unable to obtain regulatory approval for, and successfully commercialize, drugs developed through the application of our AP3 platform and OncoSignature tests, our business may be materially harmed.
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
•
The precision oncology space is competitive, which may result in others discovering, developing or commercializing products before or more successfully than we do.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ACRIVON THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share data)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$38,074	$29,519
Short-term investments	112,880	98,232
Prepaid expenses and other current assets	2,328	4,344
Total current assets	153,282	132,095
Property and equipment, net	1,975	2,092
Operating lease right-of-use assets	4,384	4,770
Long-term investments	—	41,881
Restricted cash	408	388
Total assets	$160,049	$181,226
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,267	$904
Accrued expenses and other current liabilities	4,997	4,886
Operating lease liabilities, current	753	726
Total current liabilities	7,017	6,516
Operating lease liabilities, long-term	3,848	4,235
Total liabilities	10,865	10,751
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of June 30, 2023 and December 31, 2022, respectively; 0 shares issued and outstanding as of June 30, 2023 and December 31, 2022.	—	—
Common stock, par value $0.001; 500,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 22,068,660 and 21,920,402 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively.	22	22
Additional paid-in capital	232,291	226,580
Accumulated other comprehensive loss	(427)	(95)
Accumulated deficit	(82,702)	(56,032)
Total stockholders’ equity	149,184	170,475
Total liabilities and stockholders’ equity	$160,049	$181,226

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACRIVON THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$10,521	$4,077	$20,279	$10,145
General and administrative	4,999	1,848	9,634	2,992
Total operating expenses	15,520	5,925	29,913	13,137
Loss from operations	(15,520)	(5,925)	(29,913)	(13,137)
Other income (expense):
Other income, net	1,606	105	3,243	97
Total other income, net	1,606	105	3,243	97
Net loss	$(13,914)	$(5,820)	$(26,670)	$(13,040)
Net loss per share—basic and diluted	$(0.63)	$(3.29)	$(1.22)	$(7.37)
Weighted-average common stock outstanding—basic and diluted	21,971,032	1,769,561	21,945,940	1,769,561
Comprehensive loss:
Net loss	$(13,914)	$(5,820)	$(26,670)	$(13,040)
Other comprehensive loss:
Unrealized loss on available-for-sale investments, net of tax	(436)	—	(332)	—
Comprehensive loss	$(14,350)	$(5,820)	$(27,002)	$(13,040)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACRIVON THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2022	21,920,402	$22	$226,580	$(95)	$(56,032)	$170,475
Exercise of common stock options	232	—	—	—	—	—
Stock-based compensation expense	—	—	2,646	—	—	2,646
Unrealized gain on available-for-sale investments, net of tax	—	—	—	104	—	104
Net loss	—	—	—	—	(12,756)	(12,756)
Balance at March 31, 2023	21,920,634	$22	$229,226	$9	$(68,788)	$160,469
Exercise of common stock options	148,026	—	379	—	—	379
Stock-based compensation expense	—	—	2,686	—	—	2,686
Unrealized loss on available-for-sale investments, net of tax	—	—	—	(436)	—	(436)
Net loss	—	—	—	—	(13,914)	(13,914)
Balance at June 30, 2023	22,068,660	$22	$232,291	$(427)	$(82,702)	$149,184

	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance at December 31, 2021	27,471,911	$122,518	1,769,561	$2	$1,054	$(24,865)	$(23,809)
Stock-based compensation expense	—	—	—	—	40	—	40
Net loss	—	—	—	—	—	(7,220)	(7,220)
Balance at March 31, 2022	27,471,911	$122,518	1,769,561	$2	$1,094	$(32,085)	$(30,989)
Stock-based compensation expense	—	—	—	—	233	—	233
Net loss	—	—	—	—	—	(5,820)	(5,820)
Balance at June 30, 2022	27,471,911	$122,518	1,769,561	$2	$1,327	$(37,905)	$(36,576)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACRIVON THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(26,670)	$(13,040)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	254	123
Stock-based compensation expense	5,332	273
Non-cash lease expense	386	359
Net amortization of premiums and accretion of discounts on investments	(1,901)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,016	(2,496)
Accounts payable	363	449
Accrued expenses and other liabilities	111	410
Operating lease liabilities	(360)	(320)
Net cash used in operating activities	(20,469)	(14,242)
Cash flows from investing activities:
Purchases of short-term and long-term investments	(16,963)	—
Proceeds from maturities of short-term investments	45,765	—
Purchases of property and equipment	(137)	(1,489)
Net cash provided by (used in) investing activities	28,665	(1,489)
Cash flows from financing activities:
Proceeds from exercise of stock options	379	—
Payments of deferred offering costs	—	(11)
Net cash provided by (used in) financing activities	379	(11)
Net increase (decrease) in cash, cash equivalents, and restricted cash	8,575	(15,742)
Cash, cash equivalents and restricted cash at beginning of period	29,907	99,991
Cash, cash equivalents and restricted cash at end of period	$38,482	$84,249
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$424
Deferred offering costs in accounts payable and accrued expenses	$—	$213
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$38,074	$83,861
Restricted cash	408	388
Total cash, cash equivalents, and restricted cash	$38,482	$84,249

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACRIVON THERAPEUTICS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Nature of the Business

Acrivon Therapeutics, Inc., (the “Company”) is a clinical stage biopharmaceutical company developing oncology medicines that the Company matches to patients whose tumors are predicted to be sensitive to each specific medicine by utilizing its proteomics-based patient responder identification platform. The Company’s pipeline includes the Phase 2 lead program, ACR-368, referred to as prexasertib, a precision oncology asset, as well as preclinical stage pipeline programs targeting critical nodes in the DNA Damage Response and cell cycle regulation pathways, including WEE1, a protein kinase, and PKMYT1, a closely related protein serine/threonine kinase.

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

The Company has incurred recurring losses since its inception, including net losses of $26.7 million and $13.0 million for the six months ended June 30, 2023, and 2022, respectively. As of June 30, 2023 and December 31, 2022 the Company had an accumulated deficit of $82.7 million and $56.0 million, respectively. To date, the Company has not generated any revenues and expects to continue generating operating losses for the foreseeable future as it continues to expand its research and development efforts.

Since its inception, the Company has funded its operations primarily with proceeds from the sales of shares of its convertible preferred stock and the issuance of convertible notes, and most recently, through an initial public offering (“IPO”) and concurrent private placement. Upon the closing of the Company’s IPO on November 17, 2022, only common stock remains issued and outstanding.

The Company expects that its existing cash, cash equivalents and investments of $151.0 million as of June 30, 2023, will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the date these condensed consolidated financial statements were issued.

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

2. Summary of Significant Accounting Policies

The significant accounting policies and estimates used in the preparation of the accompanying condensed consolidated financial statements are described in the Company’s audited consolidated financial statements for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”), on March 28, 2023. There have been no material changes in the Company’s significant accounting policies during the six months ended June 30, 2023, except as noted below.

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the operations of Acrivon Therapeutics, Inc. and its wholly-owned subsidiaries. All intercompany accounts, transactions and balances have been eliminated in consolidation.

The condensed consolidated interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of June 30, 2023 and the results of its operations for the three and six months ended June 30, 2023 and 2022 and its cash flows for the six months ended June 30, 2023 and 2022. The condensed balance sheet as of December 31, 2022 was derived from audited annual financial statements but does not include all disclosures required by U.S. GAAP.

The results for the three and six months ended June 30, 2023 are not necessarily indicative of results to be expected for the full year or for any other subsequent interim period.

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

At each balance sheet date, the Company assesses available-for-sale debt securities in an unrealized loss position to determine whether the unrealized loss or any potential credit losses should be recognized in the consolidated statements of operations. For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through net income (loss). For available-for-sale securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the severity of the impairment, any changes in interest rates, changes to the underlying credit ratings and forecasted recovery, among other factors. The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in other income, net through an allowance account. There have been no impairment or credit losses recognized during any of the periods presented.

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

3. Investments

The following table summarizes the amortized cost and estimated fair value of the Company's U.S. Treasury securities and U.S. government-sponsored enterprise securities, which are considered to be available-for-sale investments and were included in short-term investments as of June 30, 2023 and in short-term investments and long-term investments as of December 31, 2022 on the condensed consolidated balance sheets (in thousands):

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$9,748	$—	$(61)	$9,687
U.S. government-sponsored enterprise securities	103,559	1	(367)	103,193
	$113,307	$1	$(428)	$112,880

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. Treasury securities	$32,174	$3	$(34)	$32,143
U.S. government-sponsored enterprise securities	66,106	68	(85)	66,089
Long-term investments:
U.S. Treasury securities	7,242	—	(4)	7,238
U.S. government-sponsored enterprise securities	34,686	—	(43)	34,643
	$140,208	$71	$(166)	$140,113

Certain short-term debt securities with original maturities of less than 90 days are included in cash and cash equivalents on the condensed consolidated balance sheets and are not included in the tables above. As of June 30, 2023 and December 31, 2022, all short-term investments had contractual maturities within one year. As of December 31, 2022, all long-term investments had contractual maturities between one to two years.

The aggregate fair value of available-for-sale securities held by the Company in an unrealized loss position for less than 12 months as of June 30, 2023 was $105.4 million. The unrealized losses on the Company’s investments of $0.4 million and $0.2 million as of June 30, 2023 and December 31, 2022, respectively, were caused by interest rate increases which resulted in the decrease in market value of these securities. There were no available-for-sale securities in a continuous unrealized loss position for greater than 12 months. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, there are no allowances for credit losses as of June 30, 2023.

4. Fair Value Measurement

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at June 30, 2023 Using:
Assets:	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$14,807	$14,807	$—	$—
Short-term investments:
U.S. Treasury securities	9,687	9,687	—	—
U.S. government-sponsored enterprise securities	103,193	—	103,193	—
Total assets	$127,687	$24,494	$103,193	$—

		Fair Value Measurements at December 31, 2022 Using:
Assets:	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$24,082	$24,082	$—	$—
Short-term investments:
U.S. Treasury securities	32,143	32,143	—	—
U.S. government-sponsored enterprise securities	66,089	—	66,089	—
Long-term investments:
U.S. Treasury securities	7,238	7,238	—	—
U.S. government-sponsored enterprise securities	34,643	—	34,643	—
Total assets	$164,195	$63,463	$100,732	$—

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

During the six months ended June 30, 2023 and year ended December 31, 2022, there were no transfers between levels. The Company uses the carrying amounts of its restricted cash, prepaid expenses and other current assets, accounts payable and accrued expenses to approximate their fair values due to the short-term nature of these amounts.

5. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Laboratory and computer equipment	$2,477	$2,340
Furniture and fixtures	172	172
Total property and equipment	2,649	2,512
Less: accumulated depreciation	(674)	(420)
Property and equipment, net	$1,975	$2,092

Depreciation expense related to property and equipment for each of the three months and six months ended June 30, 2023 was $0.1 million and $0.3 million, respectively. Depreciation expense related to property and equipment for each of the three months and six months ended June 30, 2022 was $0.1 million and $0.1 million, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued compensation and benefits	$2,062	$2,662
Accrued research and development expenses	2,053	790
Accrued legal, accounting and other professional fees	820	648
Accrued other	62	44
Accrued offering costs	—	673
Deferred sublease income	—	69
Total accrued expenses and other current liabilities	$4,997	$4,886

7. Leases

In September 2020, the Company entered into an operating lease agreement, denominated in Swedish Krona, for office space located in Lund, Sweden. The term of the lease commenced in October 2020 and is scheduled to expire in September 2023, with an option to extend the term for an additional three years. Lease payments are being made on a quarterly basis.

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

In May 2021, the Company entered into an agreement to sublease 6,330 rentable square feet of its Arsenal Way Lease to a subtenant through March 2023. Sublease income was recognized on a straight-line basis over the term of the sublease agreement. Sublease rent income, including common area maintenance charges, was $0.2 million for the three months ended June 30, 2022, and $0.2 million and $0.4 million for each of the six months ended June 30, 2023 and 2022, respectively, which was allocated and recorded as a reduction to general and administrative expenses and research and development expenses. The Company was not relieved of its primary obligation under the Arsenal Way Lease as a result of the sublease.

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

The following table summarizes the presentation of the Company’s operating leases on its condensed consolidated balance sheets (in thousands):

Leases	Balance sheet classification	June 30, 2023	December 31, 2022
Assets:
Operating lease assets	Operating lease right-of-use assets	$4,384	$4,770
Total lease assets		$4,384	$4,770
Liabilities:
Current:
Operating lease liabilities	Operating lease liability, current	$753	$726
Noncurrent:
Operating lease liabilities	Operating lease liability, long-term	3,848	4,235
Total lease liabilities		$4,601	$4,961

The components of lease cost under ASC 842 included within research and development expenses and general and administrative expenses in the Company’s condensed consolidated statements of operations and comprehensive loss were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Lease cost	2023	2022	2023	2022
Operating lease cost	$286	$286	$572	$571
Variable lease cost	152	188	248	262
Sublease income	—	(134)	(134)	(269)
Total lease cost	$438	$340	$686	$564

As of June 30, 2023 and December 31, 2022, the weighted-average remaining lease term for operating leases was 4.8 years and 5.3 years, respectively, and the weighted-average discount rate was 7.87% and 7.86%, respectively. Cash paid for amounts included in the measurement of lease liabilities was $0.5 million for the six months ended June 30, 2023.

Future minimum annual lease commitments under the Company’s non-cancelable operating leases as of June 30, 2023 were as follows (in thousands):

Year ended December 31,	Amount
2023 (remaining 6 months)	$538
2024	1,098
2025	1,131
2026	1,165
2027	1,200
Thereafter	404
Total lease payments	5,536
Less: interest	(935)
Present value of operating lease liabilities	$4,601

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

In October 2022, the Board approved the amended and restated certificate of incorporation, which was filed upon the closing of the IPO and which authorized the Company to issue up to 10,000,000 shares of preferred stock, with a par value of $0.001. There are no shares of preferred stock issued or outstanding as of June 30, 2023.

As of June 30, 2023 and December 31, 2022, the Company’s Amended and Restated Certificate of Incorporation authorized the Company to issue 500,000,000 shares of common stock with a par value of $0.001.

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

As of June 30, 2023 and December 31, 2022, the Company had reserved the following shares of common stock for the potential exercise of stock options, vesting of restricted stock units, as well as the remaining shares available for issuance under the 2022 Stock Option and Incentive Plan (the “2022 Plan”), the 2022 Employee Stock Purchase Plan (the “2022 ESPP”), and the 2023 Inducement Plan (the “Inducement Plan”):

	June 30, 2023	December 31, 2022
Options to purchase common stock	3,130,630	3,300,935
Unvested restricted stock units	1,805,055	1,787,152
Remaining shares reserved for future issuance	2,503,004	733,636
Total	7,438,689	5,821,723

10. Stock-Based Compensation

2022 Equity Incentive Plan

In October 2022, the Board adopted, and in November 2022 its stockholders approved, the 2022 Plan, which replaced the 2019 Plan and became effective immediately prior to and contingent upon the execution of the underwriting agreement related to the Company’s IPO. No further shares were issued under the 2019 Plan as of the effective date of the 2022 Plan. The 2022 Plan allows the Company to make equity-based and cash-based incentive awards to its officers, employees, directors, and consultants. The 2022 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”) and other stock-based awards. The number of shares initially reserved for issuance under the 2022 Plan was 5,606,723, which is the sum of: (i) 2,555,271 new shares, plus (ii) the number of shares that remained available for issuance under the 2019 Plan at the time the 2022 Plan became effective and (iii) up to 2,148,679 shares of common stock subject to awards granted under the 2019 Plan that, after the effective date of the 2022 Plan, expire or otherwise terminate without having been exercised in full or are forfeited to or repurchased. In addition, the number of shares reserved and available for issuance under the 2022 Plan shall automatically increase beginning on January 1, 2023 and each January 1 thereafter, by five percent of the aggregate number of shares of common stock of all classes issued and outstanding on the immediately preceding December 31 or such lesser number of shares of common stock as determined by the compensation committee.

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

As of June 30, 2023, there were 1,618,800 shares reserved for future issuance under the 2022 Plan.

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

No shares of the Company's common stock were issued and no stock-based compensation expense was recognized during the six months ended June 30, 2023 related to the 2022 ESPP. As of June 30, 2023, there were 434,204 shares reserved for future issuance under the 2022 ESPP.

2023 Inducement Plan

In June 2023, the Board adopted the Inducement Plan to facilitate the granting of equity awards as an inducement material to new employees joining the Company. The Inducement Plan is administered by the compensation committee of the Board. The Board reserved 450,000 common shares of the Company for issuance under the Inducement Plan. The only persons eligible to receive awards under the Inducement Plan are individuals who are new employees and satisfy the standards for inducement grants under Nasdaq Listing Rule 5635(c)(4) or 5635(c)(3), as applicable. The terms of the Inducement Plan are identical to the terms of the 2022 Plan, except that no incentive stock options shall be awarded under the Inducement Plan.

No shares of the Company's common stock were issued and no stock-based compensation expense was recognized during the six months ended June 30, 2023 related to the Inducement Plan.

Stock Options

The Company has granted stock options with service-based vesting conditions. Stock options typically vest over four years and have a maximum term of ten years. The Company typically grants stock options to employees and non-employees at exercise prices deemed by the Board to be equal to the fair value of the common stock at the time of grant.

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2023:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	3,300,935	$6.29	9.26	$18,346
Granted	109,789	14.45
Exercised	(148,258)	2.56
Forfeited or canceled	(131,836)	5.22
Outstanding as of June 30, 2023	3,130,630	$6.80	8.41	$19,503
Vested and expected to vest as of June 30, 2023	3,130,630	$6.80	8.41	$19,503
Vested and exercisable as of June 30, 2023	914,489	$2.64	6.68	$9,439

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the common stock as of the end of the reporting period. The aggregate intrinsic value of options exercised during the six months ended June 30, 2023 was $1.5 million. There were no options exercised during the six months ended June 30, 2022.

The weighted-average grant date fair value of the Company’s stock options granted during the three months ended June 30, 2023 and 2022 was $8.92 and $2.59 per option, respectively. The weighted-average grant date fair value of the Company’s stock options granted during the six months ended June 30, 2023 and 2022 was $10.49 and $2.54 per option, respectively. As of June 30, 2023, there was $11.8 million of unrecognized stock-based compensation expense related to stock option grants. The Company expects to recognize this amount over a weighted-average period of 2.9 years.

The total fair value of options vested during the three months ended June 30, 2023 and 2022 was $0.5 million $0.1 million, respectively. The total fair value of options vested during the six months ended June 30, 2023 and 2022 was $0.8 million and $0.2 million, respectively.

RSUs

The Company has granted RSUs with service vesting based conditions. Unvested shares of restricted common stock may not be sold or transferred by the holder. They are legally issued and outstanding. These restrictions lapse according to the time-based vesting of each award.

A summary of the RSU activity during the six months ended June 30, 2023 is as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2022	1,787,152	$12.49
Granted	25,781	15.10
Vested	—	—
Forfeited	(7,878)	12.50
Unvested at June 30, 2023	1,805,055	$12.53

The Company granted RSUs under the 2022 Plan, which typically vest over four years.

The weighted-average grant date fair value of the Company’s RSUs granted during the three and six months ended June 30, 2023 was $11.97 and $15.10 per RSU, respectively. No RSUs were granted during the three or six months ended June 30, 2022. As of June 30, 2023, there was $18.2 million of unrecognized stock-based compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of 2.6 years.

Stock-Based Compensation Expense

Stock-based compensation expense included in the Company’s condensed consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
General and administrative	$2,075	$82	$4,095	$95
Research and development	611	151	1,237	178
Total stock-based compensation expense	$2,686	$233	$5,332	$273

11. Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss attributable to common stockholders—basic and diluted	$(13,914)	$(5,820)	$(26,670)	$(13,040)
Denominator:
Weighted-average number of common shares used in net loss per share—basic and diluted	21,971,032	1,769,561	21,945,940	1,769,561
Net loss per share—basic and diluted	$(0.63)	$(3.29)	$(1.22)	$(7.37)

The Company’s potentially dilutive securities, which include Preferred Stock, stock options and RSUs, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following shares from the computation of diluted net loss per share attributable to common stockholders as of June 30, 2023 and 2022 because including them would have had an anti-dilutive effect:

	June 30,
	2023	2022
Convertible preferred stock (as converted to common stock)	—	27,471,911
Options to purchase common stock	3,130,630	2,072,851
Unvested restricted stock units	1,805,055	—

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

As of June 30, 2023, no milestone payments or royalties have been incurred related to the Lilly Agreement.

Companion Diagnostic Agreement

In June 2022, the Company entered into a companion diagnostic agreement (the “Akoya Agreement”) with Akoya Biosciences, Inc. (“Akoya”), pursuant to which the Company has engaged Akoya to co-develop, validate, and commercialize the Company’s proprietary ACR-368 OncoSignature test, the companion diagnostic that will be used to identify patients with cancer most likely to respond to ACR-368. Subject to the terms of the Akoya Agreement, the Company paid Akoya a one-time, non-refundable, non-creditable upfront payment in the amount of $0.6 million. The Company is obligated to pay Akoya up to an aggregate of $10.3 million upon the achievement of specified development milestones. Through June 30, 2023, the Company has made aggregate payments of $3.8 million to Akoya. The Company recorded no milestone expense and expense of $1.5 million during the three and six months ended June 30, 2023, respectively.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with each of its directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or services as directors or executive officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and had not accrued any liabilities related to such obligations in its financial statements as of June 30, 2023 and December 31, 2022.

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

13. Employee Benefit Plans

Effective January 1, 2019, the Company adopted a 401(k) Plan for its employees, which is designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) Plan within statutory and 401(k) Plan limits. Since inception of the 401(k) Plan and through the six months ended June 30, 2023, the Company has not made any contributions to the 401(k) Plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2022 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 28, 2023. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Special Note Regarding Forward-Looking Statements” and “Risk Factors” sections of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Acrivon,” the “Company,” “we,” “us,” and “our” refer to Acrivon Therapeutics, Inc. and its subsidiaries.

Overview

We are a clinical stage biopharmaceutical company developing precision oncology medicines that we match to patients whose tumors are predicted to be sensitive to each specific medicine by utilizing our proprietary proteomics-based patient responder identification platform. Recently approved precision oncology treatments, such as kinase inhibitors, have transformed the cancer treatment landscape, and while the therapeutic benefit of these agents has provided significant benefit to patients, these precision oncology treatments unfortunately only address the less than 10% of patients with cancers that harbor certain easily-identifiable genetic mutations. Our approach is designed to overcome the limitations of genomics-based patient selection methods. We do this by using our proprietary precision medicine platform, AP3, to develop our pipeline of oncology drug candidates. Our AP3 platform enables the creation of drug-specific proprietary OncoSignature companion diagnostics that are used to identify the patients most likely to benefit from our drug candidates, which we refer to as patient responders. We are currently advancing our lead candidate, ACR-368, a selective small molecule inhibitor targeting CHK1 and CHK2 with sub single-digit nM and single-digit nM potency, respectively, in a potentially registrational Phase 2 trial across multiple tumor types, which our AP3 platform predicts will have a high proportion of patient responders based on OncoSignature-predicted sensitivity to ACR-368. Our ACR-368 OncoSignature test, which has not yet obtained regulatory approval, has been extensively evaluated in preclinical studies, including in two separate, blinded, prospectively-designed studies on pretreatment tumor biopsies collected from patients with ovarian cancer treated with ACR-368 in past Phase 2 clinical trials conducted by Eli Lilly and Company, or Lilly, and at the National Cancer Institute demonstrating robust enrichment of responders through our method. On May 8, 2023, ACR-368 was granted two Fast Track designations from the U.S. Food and Drug Administration for the investigation of ACR-368 monotherapy for patients with OncoSignature-positive platinum-resistant ovarian cancer and endometrial cancer.

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

We have incurred operating losses since inception. Our net losses for the six months ended June 30, 2023 and 2022 were $26.7 million and $13.0 million, respectively. Our net loss for the year ended December 31, 2022 was $31.2 million. As of June 30, 2023, we had an accumulated deficit of $82.7 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, particularly if and as we:

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

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time that we can generate significant revenue from drug sales, if ever, we expect to finance our operations through the sale of equity, debt financings or other capital sources, including potential collaborations with other companies or other strategic transactions. If we are unable to raise capital as needed, this could have a negative impact on our financial condition and ability to pursue our business strategies including requiring us to delay, reduce or eliminate drug development or future commercialization efforts. The amount and timing of our future funding requirements will depend on many factors including the successful advancement of ACR-368, the ACR-368 OncoSignature, or any future drug candidates. Our ability to raise additional funds may also be adversely impacted by potential worsening global economic conditions, and disruptions to, and volatility in the credit and financial markets in the United States and worldwide, such as those resulting from COVID-19 and the war in Ukraine. There can be no assurances that the current operating plan will be achieved or that additional funding will be available on terms acceptable to us, or at all.

As of June 30, 2023, we had cash, cash equivalents and investments of $151.0 million. We believe that our existing cash, cash equivalents and investments as of June 30, 2023, will enable us to fund our operating expenses and capital expenditure requirements into 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See the section titled “—Liquidity and Capital Resources.”

Companion Diagnostic Agreement

In June 2022, we entered into a companion diagnostic agreement, or the Akoya Agreement, with Akoya Biosciences, Inc., or Akoya, pursuant to which we agreed to co-develop, validate, and commercialize our proprietary ACR-368 OncoSignature test, the companion diagnostic that will be used to identify patients with cancer most likely to respond to ACR-368.

Pursuant to the agreement, we paid Akoya a one-time, non-refundable, non-creditable upfront payment in the amount of $0.6 million. We are obligated to pay Akoya up to an aggregate of $10.3 million upon the achievement of specified development milestones. As of August 11, 2023, development milestones have been achieved under the agreement, resulting in payments of $3.8 million by us to Akoya. Other than certain specified pass-through costs, each party is responsible for its own costs associated with the development of the companion diagnostic. Akoya will procure and manufacture necessary supplies to perform the ACR-368 OncoSignature test to support our clinical development and commercial requirements, in accordance with a supply agreement to be mutually agreed upon by the parties. We may terminate the agreement at our convenience, subject to the payment of a termination fee in the amount of $1.0 million.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations (in thousands):

	Three Months Ended June 30,
	2023	2022	Change
Operating expenses:
Research and development	$10,521	$4,077	$6,444
General and administrative	4,999	1,848	3,151
Total operating expenses	$15,520	$5,925	$9,595
Loss from operations	$(15,520)	$(5,925)	$(9,595)
Other income (expense):
Other income, net	1,606	105	1,501
Total other income, net	1,606	105	1,501
Net loss	$(13,914)	$(5,820)	$(8,094)

Research and Development Expenses

The following table summarizes our research and development expenses for each of the periods presented (in thousands):

	Three Months Ended June 30,
	2023	2022	Change
Direct research and development expenses by program:
ACR-368	$4,659	$681	$3,978
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	3,373	1,751	1,622
Other drug discovery programs	1,568	1,358	210
Facilities, supplies and other	921	287	634
Total research and development expenses	$10,521	$4,077	$6,444

Research and development expenses were $10.5 million for the three months ended June 30, 2023, compared to $4.1 million for the three months ended June 30, 2022. The increase of $6.4 million was primarily due to:

• a $4.0 million increase in costs related to the continued progression of the ACR-368 clinical trial and related activities;

• a $1.6 million increase in personnel-related costs, including $0.5 million of stock-based compensation expense, primarily due to an increase in headcount in support of research activities and progression of our clinical stage ACR-368 program;

• a $0.2 million increase in costs related to preclinical drug discovery activities as a result of increased efforts toward identifying drug candidates; and

• a $0.6 million increase in facilities, supplies and other expenses, primarily due to an increase in headcount and related research activities, as well as the cessation of sublease rent income, which had been recorded as an offset to research and development expenses.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for each of the periods presented (in thousands):

	Three Months Ended June 30,
	2023	2022	Change
Personnel related (including stock-based compensation)	$3,219	$1,057	$2,162
Legal and professional fees	1,355	631	724
Facilities, supplies and other	425	160	265
Total general and administrative expenses	$4,999	$1,848	$3,151

General and administrative expenses were $5.0 million for the three months ended June 30, 2023, compared to $1.8 million for the three months ended June 30, 2022. The increase of $3.2 million was primarily due to:

• a $2.2 million increase in payroll and employee-related expenses, including $2.0 million of stock-based compensation expense;

• a $0.7 million increase in legal, accounting and professional fees due to additional costs associated with operating as a public company; and

• a $0.3 million increase in facilities, supplies, and other expenses, primarily due to an increase in headcount.

Total Other Income (Expense), Net

Total other income, net was $1.6 million for the three months ended June 30, 2023, compared to total other expense, net of $0.1 million for the three months ended June 30, 2022. The change of $1.5 million is primarily attributable to an increase in interest income earned on our investments.

Comparison of the Six Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations (in thousands):

	Six Months Ended June 30,
	2023	2022	Change
Operating expenses:
Research and development	$20,279	$10,145	$10,134
General and administrative	9,634	2,992	6,642
Total operating expenses	$29,913	$13,137	$16,776
Loss from operations	$(29,913)	$(13,137)	$(16,776)
Other income (expense):
Other income, net	3,243	97	3,146
Total other income, net	3,243	97	3,146
Net loss	$(26,670)	$(13,040)	$(13,630)

Research and Development Expenses

The following table summarizes our research and development expenses for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2023	2022	Change
Direct research and development expenses by program:
ACR-368	$8,932	$4,101	$4,831
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	6,660	2,950	3,710
Other drug discovery programs	3,096	2,529	567
Facilities, supplies and other	1,591	565	1,026
Total research and development expenses	$20,279	$10,145	$10,134

Research and development expenses were $20.3 million for the six months ended June 30, 2023, compared to $10.1 million for the six months ended June 30, 2022. The increase of $10.1 million was primarily due to:

• a $4.8 million increase in costs related to the continued progression of the ACR-368 clinical trial and related activities;

• a $3.7 million increase in personnel-related costs, including $1.1 million of stock-based compensation expense, primarily due to an increase in headcount in support of research activities and progression of our clinical stage ACR-368 program;

• a $0.6 million increase in costs related to preclinical drug discovery activities as a result of increased efforts toward identifying drug candidates; and

• a $1.0 million increase in facilities, supplies and other expenses, primarily due to an increase in headcount and related research activities, as well as the cessation of sublease rent income, which had been recorded as an offset to research and development expenses.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2023	2022	Change
Personnel related (including stock-based compensation)	$6,522	$1,724	$4,798
Legal and professional fees	2,347	939	1,408
Facilities, supplies and other	765	329	436
Total general and administrative expenses	$9,634	$2,992	$6,642

General and administrative expenses were $9.6 million for the six months ended June 30, 2023, compared to $3.0 million for the six months ended June 30, 2022. The increase of $6.6 million was primarily due to:

• a $4.8 million increase in payroll and employee-related expenses, including $4.0 million of stock-based compensation expense;

• a $1.4 million increase in legal, accounting and professional fees due to additional costs associated with operating as a public company; and

• a $0.4 million increase in facilities, supplies, and other expenses, primarily due to an increase in headcount.

Total Other Income (Expense), Net

Total other income, net was $3.2 million for the six months ended June 30, 2023, compared to total other income, net of $0.1 million for the six months ended June 30, 2022. The change of $3.1 million is primarily attributable to an increase in interest income earned on our investments.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not recognized any revenue and have incurred significant losses in each period and on an aggregate basis. We have not yet commercialized any drug candidates, and we do not expect to generate revenue from sales of any drug candidates or from other sources for several years, if at all. As of June 30, 2023, we had $151.0 million in cash, cash equivalents and investments, and we had an accumulated deficit of $82.7 million. We have funded our operations primarily with net proceeds of $119.8 million from the issuance of convertible notes and sales of our Preferred Stock, all of which fully converted into common stock upon the closing of the IPO, and $104.5 million in net proceeds from the IPO and the Concurrent Private Placement. We believe that our existing cash, cash equivalents and investments will enable us to fund our operating expenses and capital expenditure requirements into 2025.

Other Liquidity Matters

We have a banking relationship with SVB. On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. On March 12, 2023, the Treasury Department announced that the FDIC would complete its resolution of SVB in a manner that fully protects all depositors. We had access to all of our money starting March 13, 2023. As a result, we did not incur any losses nor do we anticipate any future losses with respect to such cash balances. As of August 11, 2023, we have maintained full access to and have begun the process of diversifying our holdings.

Cash Flows

The following table summarizes our cash flows for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(20,469)	$(14,242)
Net cash provided by (used in) investing activities	28,665	(1,489)
Net cash provided by (used in) financing activities	379	(11)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$8,575	$(15,742)

Net Cash Used in Operating Activities

Net cash used in operating activities was $20.5 million for the six months ended June 30, 2023, compared to net cash used in operating activities of $14.2 million for the six months ended June 30, 2022. The increase in cash used in operating activities of $6.3 million was primarily driven by an increase in net loss of $13.6 million, partially offset by a $5.1 million increase in non-cash stock-based compensation expense.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $28.7 million for the six months ended June 30, 2023, resulting primarily from an increase in investment maturities, partially offset by an increase in investment purchases and purchases of property and equipment.

Net cash used in investing activities was $1.5 million for the six months ended June 30, 2022, resulting from purchases of property and equipment.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $0.4 million for the six months ended June 30, 2023, resulting from the exercise of stock options.

Net cash used in financing activities was $11,000 for the six months ended June 30, 2022, resulting from the payment of deferred offering costs.

Funding Requirements

As of June 30, 2023, our cash, cash equivalents and investments were $151.0 million. We believe that our existing cash, cash equivalents and investments will enable us to fund our operating expenses and capital expenditure requirements into 2025. We have based this estimate on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we expect.

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

Contractual Obligations

Leases

We lease laboratory and office space in Watertown, Massachusetts. This lease is classified as an operating lease, and will expire in April 2028, with an option to extend the term for an additional five years at then-market rental rates. Additionally, we also lease laboratory and office space in Lund, Sweden. This lease is classified as an operating lease and will expire in September 2023, with an option to extend the term for an additional three years. Future minimum commitments under these leases are $5.5 million as of June 30, 2023. Of the $5.5 million, $1.1 million is due in 12 months or less. See Note 7 in our unaudited condensed consolidated financial statements in this Quarterly Report for more information on our lease obligations.

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

Companion Diagnostic Agreement

We may incur contingent milestone payments that we are required to make under our companion diagnostic agreement with Akoya pursuant to which we agreed to co-develop, validate, and commercialize our proprietary ACR-368 OncoSignature test. We are obligated to pay Akoya up to an aggregate of $10.3 million upon the achievement of specified development milestones. Due to the uncertainty of the achievement and timing of the events requiring payment under our companion diagnostic agreement with Akoya, the amounts to be paid by us and when are not determinable at this time. As of August 11, 2023, development milestones have been achieved under our companion diagnostic agreement, resulting in payments of $3.8 million by us to Akoya.

Purchase and Other Obligations

We enter into contracts in the normal course of business with CROs and other third-party vendors for clinical trials and testing and manufacturing services. These contracts do not contain minimum purchase commitments and are cancelable by us upon written notice. Payments due upon cancellation consist of payments for services provided or expenses incurred, including non-cancelable obligations of our service provided up to one year after the date of cancellation.

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

Internal Control Over Financial Reporting

In connection with the audit of our consolidated financial statements for the years ended December 31, 2022 and 2021, we identified material weaknesses in our internal control over financial reporting that existed as of those periods. See the section titled “Risk factors—We have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business.”

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. Prior to the completion of our IPO in November 2022, we had been a private company and therefore had not designed or maintained internal controls over financial reporting commensurate with the financial reporting requirements of an SEC registrant. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2023 because of the material weaknesses in our internal control over financial reporting described below.

Previously Identified Material Weaknesses in Internal Control Over Financial Reporting

A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Prior to the completion of our IPO in November 2022, we had not designed or maintained internal controls over financial reporting commensurate with the financial reporting requirements of an SEC registrant. We previously disclosed in our 2022 Annual Report on Form 10-K the following material weaknesses, which have not been fully remediated as of June 30, 2023:

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

These material weaknesses contributed to the following additional material weaknesses which have not been fully remediated as of June 30, 2023:

•
We did not design and maintain effective controls over the preparation and review of account reconciliations and journal entries necessary to achieve complete, accurate and timely financial accounting, reporting and disclosures.
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

None of the material weaknesses described above and identified prior to our initial public offering in November 2022 resulted in material misstatement to our consolidated financial statements. However, the material weaknesses described above could result in a material misstatement of one or more account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Notwithstanding such material weaknesses, our Chief

Executive Officer and Chief Financial Officer have concluded that our consolidated financial statements in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented, in conformity with U.S. generally accepted accounting principles.

Remediation Progress of Previously Identified Material Weaknesses

With the oversight of the Audit Committee of our Board of Directors, we have continued throughout the quarter ended June 30, 2023 to dedicate significant resources and efforts to improve our control environment and to take steps to remediate our material weaknesses identified above by implementing changes to our internal control over financial reporting.

Remediation Actions Completed In Prior Quarters

The following remediation efforts were taken prior to the quarter ended June 30, 2023:

•
Hired finance and accounting personnel, including Chief Financial Officer;
•
Engaged third-party professionals to assist with technical accounting assessments, financial reporting assistance and timeliness of identification, assessment, and response to the risk of material misstatement;
•
Established more robust accounting policies and procedures, such as implementing and documenting controls over the preparation and review of account reconciliations and journal entries;
•
Performed a gap analysis to identify where new process controls are needed and to enhance existing controls to accurately build financial accounting, reporting, and disclosure procedures to document routine reconciliations and journal entries in a timely fashion;
•
Further formalized the design and operational effectiveness of controls over balance sheet account reconciliations and journal entries; and
•
Designed and implemented an upgrade to our financial systems to support key processes and controls.

Additional and Ongoing Remediation Actions Taken During the Current Quarter

The following remediation efforts were taken in the quarter ended June 30, 2023 and continue to address the identified material weaknesses and enhance our overall financial control environment:

•
Continued execution of information technology general controls for information systems that are relevant to the preparation of its financial statements; and
•
Continued execution of controls previously designed and implemented to maintain an effective control environment commensurate with the financial reporting requirements of a public company, and to respond to the risks of material misstatement.

While we believe that the measures described above remediate the identified material weaknesses and strengthen our internal control over financial reporting, the implemented and enhanced controls would need to operate for a sufficient period of time to demonstrate that the material weaknesses are fully remediated. Specifically, we believe that the information technology general controls for information systems that are relevant to the preparation of our financial statements are sufficiently designed and are in place. We further believe that based upon the above remediation efforts that we have sufficiently improved our effective control environment to be commensurate with the financial reporting requirements of a public company and are also able to respond to the risks of material misstatement. We believe these controls are designed effectively and are in place as of June 30, 2023, and we are now monitoring to ensure that such newly implemented controls are operating for a sufficient period of time to demonstrate effectiveness and remediation. For these remaining material weaknesses, as the implemented and enhanced controls have not yet operated for a sufficient period of time, management has concluded that the material weaknesses cannot be considered remediated as of June 30, 2023. We are committed to continuing to improve our internal control process and will continue to review, optimize, and enhance our financial reporting controls and procedures.

We can give no assurance that additional material weaknesses in our internal control over financial reporting will not be identified in the future. Further, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm.

Remediation of Previously Identified Material Weakness

We had a previously reported material weakness in internal control over financial reporting related to complete, accurate and timely financial accounting, reporting and disclosures, including related to the identification of and accounting for certain non-routine, unusual, or complex transactions in a timely fashion, as disclosed in Part II, Item 9A in our 2022 Annual Report on Form 10-K. To address the accounting for certain non-routine, unusual or complex transactions, we designed and implemented new control activities such as:

•
Established controls to identify and account for certain non-routine, unusual or complex transactions in a timely fashion;
•
Upon completion of our IPO, our convertible preferred stock was converted into common stock resulting in a less complex capital structure, which assisted with our remediation process; and
•
Adopted certain robust policies and procedures, inclusive of new charters, investment policy, disclosure committee and other guidelines and processes to allow the timely identification and assessment of transactions and financial statement disclosures.

Based on the actions taken, we determined that this aspect of the previously reported material weakness has been remediated as of June 30, 2023.

Changes in Internal Control Over Financial Reporting

Management determined that, as of June 30, 2023, the remediation of a previously-identified material weakness represented a change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since our inception, we have incurred significant losses, and we expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net loss was $31.2 million for the year ended December 31, 2022, and $26.7 million and $13.0 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $82.7 million. Since our inception, we have financed our operations with aggregate net proceeds of $119.8 million from the issuance of convertible notes and the sale of our Series A-1 convertible preferred stock and Series B convertible preferred stock, and more recently, $92.4 million, or $104.5 million following the sale pursuant to the exercise of the underwriters’ option to purchase additional shares, in each case after deducting underwriting discounts and commissions and the placement agent fee, but before deducting offering expenses payable by the Company, from our IPO and Concurrent Private Placement. We have no products approved for commercialization and have never generated any revenue from product sales.

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

As of June 30, 2023, we had cash, cash equivalents and investments of $151.0 million. We believe that our existing cash, cash equivalents and investments as of June 30, 2023, will be sufficient to fund our operating expenses and capital expenditure requirements into 2025. This estimate is based on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities, acquisitions of additional drug candidates and changes in regulation. The timing and amount of our funding requirements will depend on many factors, including but not limited to:

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
•
the costs of operating as a public company; and
•
business disruptions affecting the initiation, patient enrollment, development and operation of our clinical trials, including a public health emergency (PHE), such as the COVID-19 pandemic, or geopolitical events, including the ongoing Russian invasion of Ukraine, and related sanctions against Russia.

We will require additional capital to achieve our business objectives. Additional funds may not be available on a timely basis, on favorable terms or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term business strategy. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our drug candidates. Further, our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing Russian invasion of Ukraine and related sanctions against Russia, and the COVID-19 pandemic. If we are unable to raise sufficient additional capital, we could be forced to curtail our planned operations and the pursuit of our growth strategy.

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

Using our AP3 platform, we have developed predictive OncoSignature tests for our clinical drug candidate, ACR-368, as well as for two other clinical stage drug candidates. Negative results in the development of ACR-368 may also impact our ability to successfully develop other drug candidates, either at all or within anticipated timeframes because, although other drug candidates may target different indications, the underlying technology platform, and specifically the use of an OncoSignature test, to identify patient responders is conceptually the same for all of our drug candidates. Accordingly, a failure in any one program may decrease trust in our AP3 platform. In addition, if ACR-368 shows unexpected adverse events or a lack of efficacy in the indications we intend to treat, or if we experience other regulatory or developmental issues, our development plans and business could be significantly harmed. We cannot guarantee the successful clinical development, approval and commercialization of ACR-368.

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

Since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. Since April 2021, the FDA has conducted limited inspections and employed remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates. Travel restrictions and other uncertainties may continue to impact oversight operations both domestic and abroad and it is unclear when standard operational levels will resume. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. On February 2, 2022, the FDA announced that it would resume domestic surveillance inspections across all product areas on February 7, 2022.

On May 11, 2023, the COVID-19 PHE declared under the Public Health Service (PHS) Act expired. It is unclear how the FDA’s policies and guidance will impact any inspections of our facilities, including our clinical trial sites. During the COVID-19 PHE, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to COVID-19 and may experience delays in their regulatory activities.

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
•
changes to clinical trial protocols;
•
the supply or quality of ACR-368 or our future drug candidates or other materials necessary to conduct clinical trials may be insufficient or inadequate and result in delays or suspension of our clinical trials; and
•
the impact of COVID-19, which may slow potential enrollment, reduce the number of eligible patients for clinical trials, or reduce the number of patients who remain in our trials.

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

Our inability to enroll and maintain a sufficient number of patients for our clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials, including due to COVID-19, may result in increased development costs, which would cause the value of our company to decline, limit our ability to obtain additional financing and delay or limit our ability to obtain regulatory approval for our drug candidates.

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

Our business and operations may be adversely affected by the COVID-19 global pandemic.

Our business and operations may be adversely affected by the effects of the COVID-19 virus, which was declared by the World Health Organization as a global pandemic. On May 11, 2023, the COVID-19 PHE declared under the PHS Act expired. While the PHE has ended, COVID-19 has resulted in travel and other restrictions in order to reduce the spread of the disease, including public health directives and orders in the United States and globally that, among other things and for various periods of time, directed individuals to shelter at their places of residence, directed businesses and governmental agencies to cease non-essential operations at physical locations, prohibited certain non-essential gatherings and events and ordered cessation of non-essential travel. Future remote work policies and similar government orders or other restrictions on the conduct of business operations related to COVID-19 or other PHEs may negatively impact productivity; disrupt our ongoing research and development activities and our clinical programs and timelines; and cause disruptions to our supply chain, to the administrative functions of clinical trial sites and to the operations of our other partners, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. In the event that government authorities were to require or enhance restrictions, such orders also may impact the availability or cost of materials, which would disrupt our supply chain and manufacturing efforts and could affect our ability to conduct ongoing and planned clinical trials and preparatory activities. We may also face difficulties in obtaining access to manufacturing slots for our drug candidates.

Although our ongoing and planned clinical trials have not been impacted by COVID-19 to date, we may experience related disruptions in the future that could severely impact our clinical trials, including but not limited to:

•
delays, difficulties or a suspension in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
•
delays, difficulties or interruptions in shipping and delivering in a timely manner supplies, samples or products required for our clinical trials due to the impact of COVID-19 on the United States Postal Service, FedEx, United Parcel Service and/or other commercial shipping organizations;
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
•
changes in local regulations in response to COVID-19 that may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;

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

The global effect of COVID-19 continues to rapidly evolve. The extent to which COVID-19 impacts our business and operations, including our clinical development and regulatory efforts, will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, the duration and effect of business disruptions and the short-term effects and ultimate effectiveness of the travel restrictions, quarantines, social distancing requirements and business closures in the United States and other countries to contain and treat patients with the disease. Accordingly, we do not yet know the full extent of potential delays or impacts on our business, our clinical and regulatory activities, healthcare systems or the global economy as a whole. However, these impacts could adversely affect our business, financial condition, results of operations and growth prospects. In addition, to the extent COVID-19 adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described in this “Risk Factors” section.

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

In the United States, the European Union and other jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could prevent or delay marketing approval or licensure of our product candidates, restrict or regulate post-approval activities, and affect our ability to profitably sell any product candidates for which we obtain marketing approval or licensure. In the United States, the biopharmaceutical industry has been a particular focus of these efforts and has been significantly affected by legislative initiatives. Current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any FDA-approved product. For example, the Inflation Reduction Act (IRA), which was signed into law on August 16, 2022, allows Medicare to: beginning in 2026, establish a “maximum fair price” for a fixed number of pharmaceutical and biological products covered under Medicare Parts B and D following a price negotiation process with the Centers for Medicare and Medicaid Services (CMS); and, beginning in 2023, penalize drug companies that raise prices for products covered under Medicare Parts B and D faster than inflation, among other reforms. CMS has recently taken steps to implement the IRA; first, by releasing a list of 43 Medicare Part B products that had an adjusted coinsurance rate based on the inflationary rebate provisions of the IRA for the time period of July 1, 2023 to September 30, 2023 on June 9, 2023; and, on June 30, 2023, issuing guidance detailing the requirements and parameters of the first round of price negotiations, to take place during 2023 and 2024, for products subject to the “maximum fair price” provision that would become effective in 2026. It is unclear how future regulatory actions to implement the IRA, as well as the outcome of pending litigation against the IRA, may affect our products and future profitability. Reductions in reimbursement levels may also negatively impact the prices we receive or the frequency with which our products are prescribed or administered, with any reduction in reimbursement from Medicare or other government programs potentially resulting in a similar reduction in payments from private payors. See “Part I, Item 1, Business—Government Regulation—Healthcare Reform” of our Annual Report on Form 10-K for the year ended December 31, 2022, for more information on specific healthcare reform measures that may affect our business.

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

Disruptions at the FDA and other agencies may also lengthen the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. Our business depends upon the ability of the FDA to accept and review our potential regulatory filings. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our ability to advance clinical development of our drug candidates.

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

We have existing partnerships and license agreements, including with Lilly for ACR-368 and with Akoya to co-develop, validate and commercialize our ACR-368 OncoSignature test. Moreover, a part of our business strategy is to carefully evaluate and, as deemed appropriate, potentially enter into partnerships in the future, including with major biotechnology or pharmaceutical companies. We have limited capabilities for product development and do not yet have any capability for commercialization. Accordingly, we may enter into partnerships with other companies to provide us with additional drug candidates and funding for our programs and AP3 platform. If we fail to enter into or maintain partnerships on reasonable terms or at all, our ability to develop our existing or future research programs and drug candidates or to identify future drug candidates through the application of our AP3 platform and OncoSignature companion diagnostics could be delayed, the commercial potential of our product could change and our costs of development and commercialization could increase. Furthermore, we may find that our programs require the use of intellectual property rights held by third parties, and the growth of our business may depend in part on our ability to acquire or in-license these intellectual property rights.

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

If we enter into arrangements with third parties to perform sales and marketing services, our product revenues and our profitability, if any, are likely to be lower than if we were to market and sell any products that we develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to market and sell our drug candidates or may be unable to do so on terms that are acceptable to us. We will also have less oversight and control of a third party sales force than we would with an employed sales force. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing any drug candidate for which we receive marketing approval.

The precision oncology space is competitive, which may result in others discovering, developing or commercializing products before or more successfully than we do.

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

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, government authorities and third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Coverage and reimbursement may not be available for any product that we commercialize and, even if these are available, the level of reimbursement may not be sufficient to cover our costs. Reimbursement may affect the demand for, or the price of, any drug candidate for which we obtain marketing approval or licensure. Obtaining and maintaining coverage and adequate reimbursement for our products may be difficult. We may be required to conduct expensive pharmacoeconomic studies to justify coverage and reimbursement or the level of reimbursement relative to other therapies.

If coverage and adequate reimbursement are not available or reimbursement is available only to limited levels, we may not be able to successfully commercialize any drug candidate for which we obtain marketing approval or licensure.

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

We are highly dependent on the management, development, clinical, financial and business development expertise of our executive officers, particularly Peter Blume-Jensen, M.D., Ph.D., our co-founder, President and CEO, the inventor of our AP3 platform and OncoSignature patient selection method and a member of our board of directors and Kristina Masson, Ph.D., our co-founder, EVP of Business Operations, a member of our board of directors, and President and CEO of our phosphoproteomics subsidiary in Lund, Sweden. Each of our executive officers may currently terminate their employment with us at any time. We do not currently maintain “key person” insurance for any of our executives or employees.

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

As of June 30, 2023, we had 50 full-time employees and three part-time employees. As our development progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical product development, regulatory affairs and, if any of our drug candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. Our choice to focus on multiple therapeutic areas may negatively affect our ability to develop adequately the specialized capability and expertise necessary for operations. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Despite the implementation of security measures, our internal computer systems, as well as those of third parties on which we rely, are vulnerable to damage from, among other things, computer viruses, malware, unauthorized access, natural disasters, terrorism, war, telecommunication and electrical failures, system malfunctions, cyberattacks or cyber-intrusions over the Internet, attachments to emails, phishing attacks, persons inside our organization, or persons with access to systems inside our organization. The risk of a security breach or disruption, particularly through cyberattacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. We and our third party vendors frequently detect, contain and respond to data security incidents. If such an event were to occur and cause interruptions in our operations, it could lead to the loss, destruction, alteration, prevention of access to, disclosure, dissemination of, or damage or unauthorized access to, our data (including trade secrets or other confidential information, intellectual property, proprietary business information and personal data) or data that is processed or maintained on our behalf, and cause interruptions in our operations, which could result in a material disruption of our drug candidate development programs. For example, the loss of preclinical study or clinical trial data from completed, ongoing or planned trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability and the further development of our drug candidates could be delayed.

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

We maintain a large quantity of sensitive information, including confidential business and personal information in connection with the conduct of our clinical trials and related to our employees, and we are subject to laws and regulations governing the privacy and security of such information. In the United States, there are numerous federal and state privacy and data security laws and regulations governing the collection, use, disclosure and protection of personal information, including federal and state health information privacy laws, federal and state security breach notification laws and federal and state consumer protection laws. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues, which may affect our business and is expected to increase our compliance costs and exposure to liability. In the United States, numerous federal and state laws and regulations could apply to our operations or the operations of our partners, including state data breach notification laws, state health information privacy laws and federal and state consumer protection laws and regulations, including Section 5 of the Federal Trade Commission Act, that govern the collection, use, disclosure and protection of health-related and other personal information. State privacy laws in particular are evolving, with more than a dozen new state privacy laws passed in recent years, along with additional health privacy specific laws. These laws may further increase our compliance obligations, and potential legal privacy risks. For example, Washington recently passed the My Health My Data Act, which has a broader scope than HIPAA and includes a private right of action. In addition, we may obtain health information from third parties, including research institutions from which we obtain clinical trial data, that are subject to privacy and security requirements under HIPAA, as amended by the Health

Information Technology for Economic and Clinical Health Act, and the regulations promulgated thereunder. Depending on the facts and circumstances, we could be subject to significant penalties if we obtain, use or disclose individually identifiable health information in a manner that is not authorized or permitted by HIPAA.

In the EU, the EU General Data Protection Regulation, or GDPR, took effect in May 2018. The GDPR governs the collection, use, disclosure, transfer or other processing of personal data of individuals within the European Economic Area, or EEA, including clinical trial data. Among other things, the GDPR imposes requirements regarding the security of personal data and notification of data breaches to the competent national data processing authorities, requires having lawful bases on which personal data can be processed and requires changes to informed consent practices, as well as more detailed notices for clinical trial subjects and investigators. In addition, the GDPR increases the scrutiny of transfers of personal data from the EEA to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws; in July 2020, the Court of Justice of the European Union limited how organizations could lawfully transfer personal data from the EEA to the United States by invalidating the EU-U.S. Privacy Shield and imposing further restrictions on the use of standard contractual clauses (SCCs) including a requirement to carry out a transfer impact assessment (TIA) which could increase our costs and our ability to efficiently process personal data from the EEA. However, on July 10, 2023, the European Commission adopted its adequacy decision for the new EU-US Data Privacy Framework (i.e., the replacement to the EU-US Privacy Shield) to legitimize the transfer of personal data from the EU to companies that self-certify to the Framework in the US. Further, companies continuing to rely on SCCs for transfers from the EU to US can leverage the analysis in the European Commission’s adequacy decision as support for their TIAs.

The GDPR imposes substantial fines for breaches and violations (up to the greater of €20 million or 4% of our consolidated annual worldwide gross revenue), and confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR.

Relatedly, following the United Kingdom’s withdrawal from the EEA and the European Union and the expiration of the Transition Period, the GDPR’s data protection obligations continue to apply to the UK in substantially unvaried form under the so-called “UK GDPR” which exists alongside the UK Data Protection Act 2018 which in turn, implements certain derogations in the UK GDPR into UK law. The UK GDPR provides for significant fines of up to the greater of £17.5 million or 4% of global turnover. As a result, we are potentially exposed to two parallel data protection regimes, each of which authorizes fines and the potential for divergent enforcement actions. It should be noted that the UK GDPR also prohibits the transfer of personal data from the UK to other countries that are not recognized as having “adequate” data protection laws, including the U.S., in a similar manner to the EU. In addition, the UK Government has published its own form of SCCs, known as the International Data Transfer Agreement and International Data Transfer Addendum to the new EU SCCs. The UK Information Commissioner’s Office has also published its version of the TIA and revised guidance on international transfers, although companies may choose to either use the EU style or UK style TIA. In terms of international data transfers between the UK and U.S., the U.S. Department of Commerce has announced that companies will also immediately be able to self-certify to the UK Extension of the EU-US Data Privacy Framework, but that the UK component will not be live until the finalization of the separate and ongoing UK-U.S. adequacy process.

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

Multiple states have followed California to legislate comprehensive privacy laws with data privacy rights. For example, Virginia passed the Virginia Consumer Data Protection Act (“VCDPA”), which went into effect on January 1, 2023 and affords consumers similar rights to the CCPA, along with additional rights, such as the right to opt-out of processing for profiling and targeted advertising purposes. Additionally, the Colorado Privacy Act (“CPA”) and Connecticut Personal Data Privacy and Online Monitoring Act

(“CTDPA”) went into effect on July 1, 2023 and the Utah Privacy Rights Act will go into effect later this year, and each impose similar obligations to those in the CCPA and VCDPA. While these new laws generally include exemptions for HIPAA-covered and clinical trial data, they impact the overall privacy landscape. Several other states have followed suit and passed similar legislation which will go into effect in the coming years. Further, additional privacy laws that are similar in nature have been proposed in other states and at the federal level and, if passed, such laws may have potentially conflicting requirements that would make compliance challenging.

With the GDPR, CCPA, and other US state privacy laws, as well as other laws, regulations and other obligations relating to privacy and data protection imposing new and relatively burdensome obligations, and with the substantial uncertainty over the interpretation and application of these and other obligations, we may face challenges in addressing their requirements and making necessary changes to our policies and practices and may incur significant costs and expenses in an effort to do so. We are currently in the process of developing and updating our policies and procedures in accordance with requirements under applicable data privacy and protection laws and regulations. We do not currently have any formal data privacy policies and procedures in place and have not completed formal assessments of whether we are in compliance with all applicable data privacy laws and regulations. Additionally, if third parties with which we work, such as vendors or service providers, violate applicable laws, rules or regulations or our policies, such violations may also put our or our clinical trial and employee data, including personal data, at risk, which could in turn have an adverse effect on our business.

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

The stock market in general, and the market for biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies, including recently in connection with COVID-19, the Russian invasion of Ukraine, rising inflation and increasing interest rates, which have resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. Broad market and industry factors, including potentially worsening economic conditions, may negatively affect the market price of our common stock, regardless of our actual operating performance. The realization of any of the above risks or any of a broad range of other risks, including those described in this section, could have a significant and material adverse impact on the market price of our common stock.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of August 8, 2023, we had 22,072,916 shares of common stock outstanding. This includes 7,550,000 shares sold in our IPO, which may be resold in the public market unless purchased by our affiliates. Substantially all of the remaining shares of common stock outstanding after the IPO are restricted as a result of securities laws, lock-up agreements or other contractual restrictions that restrict transfers until at least May 13, 2023, which is 180 days after the date of the final prospectus for our IPO. All of these shares will, however, be able to be resold after the expiration of the lock-up period, as well as pursuant to customary exceptions thereto or upon the waiver of the lock-up agreement on behalf of the underwriters. As restrictions on resale end, the market price of our stock could decline if the holders of currently-restricted shares sell them or are perceived by the market as intending to sell them.

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

None of the material weaknesses described in Item 4 and above resulted in material misstatement to our consolidated financial statements. However, the material weaknesses described in Item 4 and above could result in a material misstatement of one or more account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

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

The IPO closed on November 17, 2022. On December 14, 2022, the underwriters partially exercised the option to purchase 1,035,540 additional shares. The sale pursuant to the exercise of the underwriters’ option to purchase additional shares closed on December 16, 2022, upon which we issued 1,035,540 shares of common stock for additional gross proceeds of $12.9 million. We received aggregate net proceeds from the IPO, including the exercise by the underwriters of their option to purchase additional shares, of $99.8 million, after deducting underwriting discounts and commissions of $7.5 million, but before deducting offering expenses payable by us of $3.6 million. We also completed a private placement which closed concurrently with the IPO, in which we issued and sold 400,000 shares of our common stock at $12.50 per share to Chione Limited, an existing investor. We received aggregate net proceeds of $4.7 million, after deducting the placement agent fee. In connection with our IPO and Concurrent Private Placement, no payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates or to our affiliates. As of June 30, 2023, we had used $18.7 million of the net proceeds from the IPO. We have invested the net proceeds from the offering in money market funds, short-term investments, and long-term investments. There has been no material change in the planned use of proceeds from our IPO and Concurrent Private Placement as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on November 16, 2022.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
10.1†^

Amended and Restated Employment Agreement, dated as of May 30, 2023, by and between Acrivon Therapeutics, Inc. and Kristina M. Masson (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-41551), filed with the Securities and Exchange Commission on June 5, 2023).

10.2*†	Second Amendment to OncoSignature Companion Diagnostic Agreement, by and between Acrivon Therapeutics, Inc. and Akoya Biosciences, Inc., dated June 19, 2023.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
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

†	Certain exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K and will be furnished on a supplemental basis to the Securities and Exchange Commission upon request.
^	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Acrivon Therapeutics, Inc.

Date: August 11, 2023	By:	/s/ Peter Blume-Jensen
Peter Blume-Jensen, M.D., Ph.D.
Chief Executive Officer and President

Date: August 11, 2023	By:	/s/ Rasmus Holm-Jorgensen
Rasmus Holm-Jorgensen
Chief Financial Officer