Form 10-Q
period 2023-09-30
Acrivon Therapeutics, Inc.
filed 2023-11-09
CIK 1781174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 3, 2023, the registrant had 22,194,307 shares of common stock, $0.001 par value per share, outstanding.

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
•
the timing of any Investigational New Drug, or IND, submissions, initiation of clinical trials and timing of expected clinical results for our lead drug candidate, ACR-368, ACR-2316, and our other future drug candidates;
•
the timing of any submission of filings for regulatory approval of, and our ability to obtain and maintain regulatory approvals for, ACR-368, ACR-2316, and any other drug candidates for any indication;
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
•
our expectations regarding the scope of any approved indication for ACR-368, ACR-2316, or any other drug candidate;
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
•
We are highly dependent on the success of ACR-368 as this is our first drug candidate being developed for clinical development and regulatory approval. We may never obtain approval for ACR-368, ACR-2316, or any other drug candidate.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ACRIVON THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share data)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$29,859	$29,519
Short-term investments	112,231	98,232
Prepaid expenses and other current assets	2,402	4,344
Total current assets	144,492	132,095
Property and equipment, net	2,003	2,092
Operating lease right-of-use assets	4,186	4,770
Long-term investments	—	41,881
Restricted cash	411	388
Total assets	$151,092	$181,226
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,504	$904
Accrued expenses and other current liabilities	7,019	4,886
Operating lease liabilities, current	776	726
Total current liabilities	9,299	6,516
Operating lease liabilities, long-term	3,644	4,235
Total liabilities	12,943	10,751
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 0 shares issued and outstanding as of September 30, 2023 and December 31, 2022.	—	—
Common stock, par value $0.001; 500,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 22,104,469 and 21,920,402 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively.	22	22
Additional paid-in capital	235,597	226,580
Accumulated other comprehensive loss	(302)	(95)
Accumulated deficit	(97,168)	(56,032)
Total stockholders’ equity	138,149	170,475
Total liabilities and stockholders’ equity	$151,092	$181,226

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACRIVON THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$10,267	$7,942	$30,546	$18,087
General and administrative	5,870	1,633	15,504	4,625
Total operating expenses	16,137	9,575	46,050	22,712
Loss from operations	(16,137)	(9,575)	(46,050)	(22,712)
Other income (expense):
Other income, net	1,671	377	4,914	474
Total other income, net	1,671	377	4,914	474
Net loss	$(14,466)	$(9,198)	$(41,136)	$(22,238)
Net loss per share—basic and diluted	$(0.66)	$(5.17)	$(1.87)	$(12.55)
Weighted-average common stock outstanding—basic and diluted	22,081,162	1,778,255	21,991,509	1,772,491
Comprehensive loss:
Net loss	$(14,466)	$(9,198)	$(41,136)	$(22,238)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale investments, net of tax	125	(133)	(207)	(133)
Comprehensive loss	$(14,341)	$(9,331)	$(41,343)	$(22,371)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACRIVON THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2022	21,920,402	$22	$226,580	$(95)	$(56,032)	$170,475
Exercise of common stock options	232	—	—	—	—	—
Stock-based compensation expense	—	—	2,646	—	—	2,646
Unrealized gain on available-for-sale investments, net of tax	—	—	—	104	—	104
Net loss	—	—	—	—	(12,756)	(12,756)
Balance at March 31, 2023	21,920,634	$22	$229,226	$9	$(68,788)	$160,469
Exercise of common stock options	148,026	—	379	—	—	379
Stock-based compensation expense	—	—	2,686	—	—	2,686
Unrealized loss on available-for-sale investments, net of tax	—	—	—	(436)	—	(436)
Net loss	—	—	—	—	(13,914)	(13,914)
Balance at June 30, 2023	22,068,660	$22	$232,291	$(427)	$(82,702)	$149,184
Exercise of common stock options	35,669	—	78	—	—	78
Issuance of common stock upon vesting of restricted stock units	140	—	—	—	—	—
Stock-based compensation expense	—	—	3,228	—	—	3,228
Unrealized gain on available-for-sale investments, net of tax	—	—	—	125	—	125
Net loss	—	—	—	—	(14,466)	(14,466)
Balance at September 30, 2023	22,104,469	$22	$235,597	$(302)	$(97,168)	$138,149

	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
Balance at December 31, 2021	27,471,911	$122,518	1,769,561	$2	$1,054	$—	$(24,865)	$(23,809)
Stock-based compensation expense	—	—	—	—	40	—	—	40
Net loss	—	—	—	—	—	—	(7,220)	(7,220)
Balance at March 31, 2022	27,471,911	$122,518	1,769,561	$2	$1,094	$—	$(32,085)	$(30,989)
Stock-based compensation expense	—	—	—	—	233	—	—	233
Net loss	—	—	—	—	—	—	(5,820)	(5,820)
Balance at June 30, 2022	27,471,911	$122,518	1,769,561	$2	$1,327	$—	$(37,905)	$(36,576)
Exercise of common stock options	—	—	25,039	—	24	—	—	24
Stock-based compensation expense	—	—	—	—	267	—	—	267
Unrealized loss on available-for-sale investments, net of tax	—	—	—	—	—	(133)	—	(133)
Net loss	—	—	—	—	—	—	(9,198)	(9,198)
Balance at September 30, 2022	27,471,911	$122,518	1,794,600	$2	$1,618	$(133)	$(47,103)	$(45,616)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACRIVON THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(41,136)	$(22,238)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	387	239
Stock-based compensation expense	8,560	540
Non-cash lease expense	584	543
Net amortization of premiums and accretion of discounts on investments	(2,643)	(182)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,942	(1,044)
Accounts payable	439	482
Accrued expenses and other liabilities	2,133	1,388
Operating lease liabilities	(541)	(491)
Net cash used in operating activities	(30,275)	(20,763)
Cash flows from investing activities:
Purchases of short-term and long-term investments	(39,947)	(49,367)
Proceeds from maturities of short-term investments	70,265	4,673
Purchases of property and equipment	(137)	(1,915)
Net cash provided by (used in) investing activities	30,181	(46,609)
Cash flows from financing activities:
Proceeds from exercise of stock options	457	24
Payments of deferred offering costs	—	(175)
Net cash provided by (used in) financing activities	457	(151)
Net increase (decrease) in cash, cash equivalents, and restricted cash	363	(67,523)
Cash, cash equivalents and restricted cash at beginning of period	29,907	99,991
Cash, cash equivalents and restricted cash at end of period	$30,270	$32,468
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$161	$185
Deferred offering costs in accounts payable and accrued expenses	$—	$1,369
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$29,859	$32,080
Restricted cash	411	388
Total cash, cash equivalents, and restricted cash	$30,270	$32,468

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACRIVON THERAPEUTICS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Nature of the Business

Acrivon Therapeutics, Inc., (the “Company”) is a clinical stage biopharmaceutical company developing oncology medicines that the Company matches to patients whose tumors are predicted to be sensitive to each specific medicine by utilizing its proteomics-based patient responder identification platform. The Company’s pipeline includes the Phase 2 lead program, ACR-368, referred to as prexasertib, a precision oncology asset, as well as ACR-2316, a selective, dual WEE1/PKMYT1 inhibitor, and additional programs targeting these two critical nodes in the DNA Damage Response, or DDR, pathways.

The Company was incorporated in March 2018 under the laws of the state of Delaware, and its principal offices are in Watertown, Massachusetts. Also in March 2018, the Company formed Acrivon AB, a wholly-owned subsidiary of the Company, established in Lund, Sweden. In December 2021, the Company formed Acrivon Securities Corporation, a wholly-owned subsidiary, established in Massachusetts.

Liquidity

As an emerging growth entity, the Company has devoted substantially all of its resources since inception to organizing and staffing the Company, business planning, raising capital, establishing its intellectual property portfolio, acquiring or internally discovering drug candidates, research and development activities for the Company's lead candidate ACR-368, for the Company's internally discovered development candidate ACR-2316, and other compounds, establishing arrangements with third parties for the manufacture of its drug candidates and component materials, and providing general and administrative support for these operations. As a result, the Company has incurred significant operating losses and negative cash flows from operations since its inception and anticipates such losses and negative cash flows will continue for the foreseeable future.

The Company has incurred recurring losses since its inception, including net losses of $41.1 million and $22.2 million for the nine months ended September 30, 2023, and 2022, respectively. As of September 30, 2023 and December 31, 2022 the Company had an accumulated deficit of $97.2 million and $56.0 million, respectively. To date, the Company has not generated any revenues and expects to continue generating operating losses for the foreseeable future as it continues to expand its research and development efforts.

Since its inception, the Company has funded its operations primarily with proceeds from the sales of shares of its convertible preferred stock and the issuance of convertible notes, and most recently, through an initial public offering (“IPO”) and concurrent private placement. Upon the closing of the Company’s IPO on November 17, 2022, only common stock remains issued and outstanding.

The Company expects that its existing cash, cash equivalents and investments of $142.1 million as of September 30, 2023, will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the date these condensed consolidated financial statements were issued.

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

2. Summary of Significant Accounting Policies

The significant accounting policies and estimates used in the preparation of the accompanying condensed consolidated financial statements are described in the Company’s audited consolidated financial statements for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”), on March 28, 2023. There have been no material changes in the Company’s significant accounting policies during the nine months ended September 30, 2023, except as noted below.

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

The condensed consolidated interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of September 30, 2023 and the results of its operations for the three and nine months ended September 30, 2023 and 2022 and its cash flows for the nine months ended September 30, 2023 and 2022. The condensed balance sheet as of December 31, 2022 was derived from audited annual financial statements but does not include all disclosures required by U.S. GAAP.

The results for the three and nine months ended September 30, 2023 are not necessarily indicative of results to be expected for the full year or for any other subsequent interim period.

Investments

The Company classifies all investments with an original maturity of greater than three months and less than one year upon purchase as available-for-sale. Available-for-sale securities are recorded at fair value based upon market prices at period end, with the unrealized gains and losses reported in other comprehensive loss. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income in the consolidated statements of operations and comprehensive loss. Realized gains and losses and declines in value due to credit-related factors on available-for-sale securities are included in other income, net in the consolidated statements of operations and comprehensive loss. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income in the consolidated statements of operation.

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

3. Investments

The following table summarizes the amortized cost and estimated fair value of the Company's U.S. Treasury securities and U.S. government-sponsored enterprise securities, which are considered to be available-for-sale investments and were included in short-term investments as of September 30, 2023 and in short-term investments and long-term investments as of December 31, 2022 (in thousands):

	September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$32,957	$3	$(47)	$32,913
U.S. government-sponsored enterprise securities	79,576	—	(258)	79,318
	$112,533	$3	$(305)	$112,231

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. Treasury securities	$32,174	$3	$(34)	$32,143
U.S. government-sponsored enterprise securities	66,106	68	(85)	66,089
Long-term investments:
U.S. Treasury securities	7,242	—	(4)	7,238
U.S. government-sponsored enterprise securities	34,686	—	(43)	34,643
	$140,208	$71	$(166)	$140,113

Certain short-term debt securities with original maturities of less than 90 days are included in cash and cash equivalents on the condensed consolidated balance sheets and are not included in the tables above. As of September 30, 2023 and December 31, 2022, all short-term investments had contractual maturities within one year. As of December 31, 2022, all long-term investments had contractual maturities between one to two years.

The aggregate fair value of available-for-sale securities held by the Company in an unrealized loss position for less than 12 months as of September 30, 2023 was $86.6 million. The unrealized losses on the Company’s investments of $0.3 million and $0.2 million as of September 30, 2023 and December 31, 2022, respectively, were caused by interest rate increases which resulted in the decrease in market value of these securities. There were no available-for-sale securities in a continuous unrealized loss position for greater than 12 months. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, there are no allowances for credit losses as of September 30, 2023.

4. Fair Value Measurement

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at September 30, 2023 Using:
Assets:	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$15,151	$15,151	$—	$—
U.S. Treasury securities	1,994	1,994	—	—
Short-term investments:
U.S. Treasury securities	32,913	32,913	—	—
U.S. government-sponsored enterprise securities	79,318	—	79,318	—
Total assets	$129,376	$50,058	$79,318	$—

		Fair Value Measurements at December 31, 2022 Using:
Assets:	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$24,082	$24,082	$—	$—
Short-term investments:
U.S. Treasury securities	32,143	32,143	—	—
U.S. government-sponsored enterprise securities	66,089	—	66,089	—
Long-term investments:
U.S. Treasury securities	7,238	7,238	—	—
U.S. government-sponsored enterprise securities	34,643	—	34,643	—
Total assets	$164,195	$63,463	$100,732	$—

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

During the nine months ended September 30, 2023 and year ended December 31, 2022, there were no transfers between levels. The Company uses the carrying amounts of its restricted cash, prepaid expenses and other current assets, accounts payable and accrued expenses to approximate their fair values due to the short-term nature of these amounts.

5. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Laboratory and computer equipment	$2,638	$2,340
Furniture and fixtures	172	172
Total property and equipment	2,810	2,512
Less: accumulated depreciation	(807)	(420)
Property and equipment, net	$2,003	$2,092

Depreciation expense related to property and equipment for the three months ended September 30, 2023 and 2022 was $0.1 million and $0.1 million, respectively. Depreciation expense related to property and equipment for the nine months ended September 30, 2023 and 2022 was $0.4 million and $0.2 million, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued compensation and benefits	$3,007	$2,662
Accrued research and development expenses	2,918	790
Accrued legal, accounting and other professional fees	916	648
Accrued other	178	44
Accrued offering costs	—	673
Deferred sublease income	—	69
Total accrued expenses and other current liabilities	$7,019	$4,886

7. Leases

In September 2020, the Company entered into an operating lease agreement, denominated in Swedish Krona, for office and laboratory space located in Lund, Sweden. The term of the lease commenced in October 2020 and expired in September 2023, with an option to extend the term for an additional three years. In September 2023, the Company modified the lease agreement. The modification extended the lease term for an additional month, resulting in a de minimis impact to the ROU asset and corresponding lease liability. In addition, the Company entered into an operating lease agreement in September 2023 for office and laboratory space located in Lund, Sweden. This lease is expected to commence prior to the end of the year and has an initial term of three years, with an option to extend the term for an additional three years. Aggregate estimated undiscounted rental payments due over the term of this lease is $0.5 million.

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

In May 2021, the Company entered into an agreement to sublease 6,330 rentable square feet of its Arsenal Way Lease to a subtenant through March 2023. Sublease income was recognized on a straight-line basis over the term of the sublease agreement. Sublease rent income, including common area maintenance charges, was $0.2 million for the three months ended September 30, 2022, and $0.2 million and $0.6 million for each of the nine months ended September 30, 2023 and 2022, respectively, which was allocated and recorded as a reduction to general and administrative expenses and research and development expenses. The Company was not relieved of its primary obligation under the Arsenal Way Lease as a result of the sublease.

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

The following table summarizes the presentation of the Company’s operating leases on its condensed consolidated balance sheets (in thousands):

Leases	Balance sheet classification	September 30, 2023	December 31, 2022
Assets:
Operating lease assets	Operating lease right-of-use assets	$4,186	$4,770
Total lease assets		$4,186	$4,770
Liabilities:
Current:
Operating lease liabilities	Operating lease liability, current	$776	$726
Noncurrent:
Operating lease liabilities	Operating lease liability, long-term	3,644	4,235
Total lease liabilities		$4,420	$4,961

The components of lease cost under ASC 842 included within research and development expenses and general and administrative expenses in the Company’s condensed consolidated statements of operations and comprehensive loss were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease cost	2023	2022	2023	2022
Operating lease cost	$286	$286	$857	$857
Variable lease cost	152	130	400	393
Sublease income	—	(134)	(134)	(403)
Total lease cost	$438	$282	$1,123	$847

As of September 30, 2023 and December 31, 2022, the weighted-average remaining lease term for operating leases was 4.6 years and 5.3 years, respectively, and the weighted-average discount rate was 7.87% and 7.86%, respectively. Cash paid for amounts included in the measurement of lease liabilities was $0.8 million for the nine months ended September 30, 2023.

Future minimum annual lease commitments under the Company’s non-cancelable operating leases as of September 30, 2023 were as follows (in thousands):

Year ended December 31,	Amount
2023 (remaining 3 months)	$269
2024	1,098
2025	1,131
2026	1,165
2027	1,200
Thereafter	404
Total lease payments	5,267
Less: interest	(847)
Present value of operating lease liabilities	$4,420

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

In October 2022, the Board approved the amended and restated certificate of incorporation, which was filed upon the closing of the IPO and which authorized the Company to issue up to 10,000,000 shares of preferred stock, with a par value of $0.001. There are no shares of preferred stock issued or outstanding as of September 30, 2023.

As of September 30, 2023 and December 31, 2022, the Company’s Amended and Restated Certificate of Incorporation authorized the Company to issue 500,000,000 shares of common stock with a par value of $0.001.

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

As of September 30, 2023 and December 31, 2022, the Company had reserved the following shares of common stock for the potential exercise of stock options, vesting of restricted stock units, as well as the remaining shares available for issuance under the 2022 Stock Option and Incentive Plan (the “2022 Plan”), the 2022 Employee Stock Purchase Plan (the “2022 ESPP”), and the 2023 Inducement Plan (the “Inducement Plan”):

	September 30, 2023	December 31, 2022
Options to purchase common stock	3,196,965	3,300,935
Unvested restricted stock units	2,338,132	1,787,152
Remaining shares reserved for future issuance	1,867,783	733,636
Total	7,402,880	5,821,723

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

As of September 30, 2023, there were 1,114,904 shares reserved for future issuance under the 2022 Plan.

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

No shares of the Company's common stock have been issued and no stock-based compensation expense has been recognized related to the 2022 ESPP. As of September 30, 2023, there were 434,204 shares reserved for future issuance under the 2022 ESPP.

2023 Inducement Plan

In June 2023, the Board adopted the Inducement Plan to facilitate the granting of equity awards as an inducement material to new employees joining the Company. The Inducement Plan is administered by the compensation committee of the Board. The Board initially reserved 450,000 common shares of the Company for issuance under the Inducement Plan. The only persons eligible to receive awards under the Inducement Plan are individuals who are new employees and satisfy the standards for inducement grants under Nasdaq Listing Rule 5635(c)(4) or 5635(c)(3), as applicable. The terms of the Inducement Plan are identical to the terms of the 2022 Plan, except that no incentive stock options shall be awarded under the Inducement Plan.

As of September 30, 2023, there were 318,675 shares reserved for future issuance under the Inducement Plan.

Stock Options

The Company has granted stock options with service-based vesting conditions. Stock options typically vest over four years and have a maximum term of ten years. The Company typically grants stock options to employees and non-employees at exercise prices deemed by the Board to be equal to the fair value of the common stock at the time of grant.

The assumptions that the Company used in the Black-Scholes option-pricing model to determine the grant date fair value of stock options granted were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Risk-free interest rate range	3.96% - 4.62%	2.94%	3.40% - 4.62%	2.69% - 3.16%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected life of options (years)	6.1	6.0 - 6.1	5.8-6.1	5.9 - 6.1
Volatility rate range	81.63% - 82.93%	82.49% - 82.54%	81.63% - 83.55%	71.06% - 82.54%
Fair value of common stock range	$8.95 - $12.37	$4.07	$8.95 - $20.50	$3.63 - $4.07

The following table summarizes the Company’s stock option activity:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	3,300,935	$6.29	9.26	$18,346
Granted	236,393	$12.11
Exercised	(183,927)	$2.49
Forfeited or canceled	(156,436)	$5.53
Outstanding as of September 30, 2023	3,196,965	$6.97	8.32	$12,146
Vested and expected to vest as of September 30, 2023	3,196,965	$6.97	8.32	$12,146
Vested and exercisable as of September 30, 2023	1,028,513	$2.85	7.01	$7,005

Included in the table above are 98,494 options outstanding as of September 30, 2023 that were granted under the Inducement Plan.

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the common stock as of the end of the reporting period. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2023 and 2022 was $1.9 million and $0.1 million, respectively.

The weighted-average grant date fair value of the Company’s stock options granted during the three months ended September 30, 2023 and 2022 was $7.35 and $2.93 per option, respectively. The weighted-average grant date fair value of the Company’s stock options granted during the nine months ended September 30, 2023 and 2022 was $8.80 and $2.59 per option, respectively. As of September 30, 2023, there was $11.6 million of unrecognized stock-based compensation expense related to stock option grants. The Company expects to recognize this amount over a weighted-average period of 2.8 years.

The total fair value of options vested during the three months ended September 30, 2023 and 2022 was $0.4 million and $0.1 million, respectively. The total fair value of options vested during the nine months ended September 30, 2023 and 2022 was $1.3 million and $0.4 million, respectively.

RSUs

The Company has granted RSUs with service vesting based conditions. Unvested shares of restricted common stock may not be sold or transferred by the holder. They are legally issued and outstanding. These restrictions lapse according to the time-based vesting of each award.

A summary of the RSU activity during the nine months ended September 30, 2023 is as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2022	1,787,152	$12.49
Granted	561,973	$11.22
Vested	(140)	$12.50
Forfeited	(10,853)	$12.54
Unvested at September 30, 2023	2,338,132	$12.18

Included in the table above are 32,831 unvested RSUs as of September 30, 2023 that were granted under the Inducement Plan.

RSUs typically vest over four years. The weighted-average grant date fair value of the Company’s RSUs granted during the three and nine months ended September 30, 2023 was $11.03 and $11.22 per RSU, respectively. No RSUs were granted during the three or nine months ended September 30, 2022. As of September 30, 2023, there was $21.8 million of unrecognized stock-based compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of 2.2 years.

The total fair value of RSUs vested during the three and nine months ended September 30, 2023 was de minimis. No RSUs vested in 2022.

Stock-Based Compensation Expense

Stock-based compensation expense included in the Company’s condensed consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
General and administrative	$2,566	$110	$6,661	$206
Research and development	662	157	1,899	334
Total stock-based compensation expense	$3,228	$267	$8,560	$540

11. Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss attributable to common stockholders—basic and diluted	$(14,466)	$(9,198)	$(41,136)	$(22,238)
Denominator:
Weighted-average number of common shares used in net loss per share—basic and diluted	22,081,162	1,778,255	21,991,509	1,772,491
Net loss per share—basic and diluted	$(0.66)	$(5.17)	$(1.87)	$(12.55)

The Company’s potentially dilutive securities, which include Preferred Stock, stock options and RSUs, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following shares from the computation of diluted net loss per share attributable to common stockholders as of September 30, 2023 and 2022 because including them would have had an anti-dilutive effect:

	September 30,
	2023	2022
Convertible preferred stock (as converted to common stock)	—	27,471,911
Options to purchase common stock	3,196,965	2,148,679
Unvested restricted stock units	2,338,132	—

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

As of September 30, 2023, no milestone payments or royalties have been incurred related to the Lilly Agreement.

Companion Diagnostic Agreement

In June 2022, the Company entered into a companion diagnostic agreement (the “Akoya Agreement”) with Akoya Biosciences, Inc. (“Akoya”), pursuant to which the Company has engaged Akoya to co-develop, validate, and commercialize the Company’s proprietary ACR-368 OncoSignature test, the companion diagnostic that will be used to identify patients with cancer most likely to respond to ACR-368. Subject to the terms of the Akoya Agreement, the Company paid Akoya a one-time, non-refundable, non-creditable upfront payment in the amount of $0.6 million. The Company is obligated to pay Akoya up to an aggregate of $10.3 million upon the achievement of specified development milestones. Through September 30, 2023, the Company has made aggregate payments of $3.8 million to Akoya. The Company recorded no milestone expense and expense of $1.5 million during the three and nine months ended September 30, 2023, respectively.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with each of its directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or services as directors or executive officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and had not accrued any liabilities related to such obligations in its financial statements as of September 30, 2023 and December 31, 2022.

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

13. Employee Benefit Plans

Effective January 1, 2019, the Company adopted a 401(k) Plan for its employees, which is designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) Plan within statutory and 401(k) Plan limits. Since inception of the 401(k) Plan and through the nine months ended September 30, 2023, the Company has not made any contributions to the 401(k) Plan.

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

Overview

We are a clinical stage biopharmaceutical company developing precision oncology medicines that we match to patients whose tumors are predicted to be sensitive to each specific medicine by utilizing our proprietary proteomics-based patient responder identification platform. Recently approved precision oncology treatments, such as kinase inhibitors, have transformed the cancer treatment landscape, and while the therapeutic benefit of these agents has provided significant benefit to patients, these precision oncology treatments unfortunately only address the less than 10% of patients with cancers that harbor certain easily-identifiable genetic mutations. Our approach is designed to overcome the limitations of genomics-based patient selection methods. We do this by using our proprietary precision medicine platform, AP3, to develop our pipeline of oncology drug candidates. Our AP3 platform enables the creation of drug-specific proprietary OncoSignature companion diagnostics that are used to identify the patients most likely to benefit from our drug candidates, which we refer to as patient responders. We are currently advancing our lead candidate, ACR-368, a selective small molecule inhibitor targeting CHK1 and CHK2 with sub single-digit nM and single-digit nM potency, respectively, in a potentially registrational Phase 2 trial across multiple tumor types. We are continuing enrollment and dosing of patients in this multi-center trial based on OncoSignature-predicted sensitivity to ACR-368 in patients with locally advanced or metastatic, recurrent platinum-resistant ovarian cancer, as well as endometrial adenocarcinoma or urothelial cancer, two tumor types predicted to be sensitive to ACR-368 through OncoSignature screening and not previously evaluated in past clinical trials.

In November 2023 we announced initial clinical observations from this ongoing trial. Consistent with the overall favorable tolerability profile previously observed in multiple past single-arm trials conducted at recommended Phase 2 dose (RP2D), drug-related adverse events were primarily hematological, reversible, and manageable. In the limited number of patients evaluated by imaging to date, preliminary evidence of clinical activity was observed in OncoSignature-positive patients across all three tumor types treated with single agent ACR-368 at RP2D. Consistent with AP3-predicted tumor sensitivity to the combination of ACR-368 and low dose gemcitabine (LDG) in OncoSignature-negative patients, early imaging-based evidence of clinical activity across all three tumor types was also observed in patients treated with ACR-368 at RP2D and LDG during the dose escalation phase.

Our ACR-368 OncoSignature test, which has not yet obtained regulatory approval, has been extensively evaluated in preclinical studies, including in two separate, blinded, prospectively-designed studies on pretreatment tumor biopsies collected from patients with ovarian cancer treated with ACR-368 in past Phase 2 clinical trials conducted by Eli Lilly and Company, or Lilly, and at the National Cancer Institute demonstrating robust enrichment of responders through our method. On May 8, 2023, ACR-368 was granted two Fast Track designations from the U.S. Food and Drug Administration for the investigation of ACR-368 monotherapy for patients with OncoSignature-positive platinum-resistant ovarian cancer and endometrial cancer. In addition to ACR-368, Acrivon is also leveraging its proprietary AP3 precision medicine platform for developing its internally-discovered preclinical stage pipeline programs, consisting of its development candidate, ACR-2316, a potentially first-in-class, selective, dual WEE1/PKMYT1 inhibitor, and additional programs targeting these two critical nodes in the DDR pathways.

Since our inception in 2018, we have devoted substantially all of our resources toward conducting discovery and research activities, organizing and staffing our company, business planning, acquiring and internally discovering drug candidates, establishing and protecting our intellectual property portfolio, developing and progressing ACR-368 and the ACR-368 OncoSignature, preparing for and conducting preclinical studies and clinical trials, establishing arrangements with third parties for the manufacture of ACR-368, the ACR-368 OncoSignature and component materials, advancing our internal co-crystallography-driven, AP3-enabled preclinical programs, conducting preclinical studies for ACR-2316, and initiating IND-enabling studies for ACR-2316, as well as raising capital. We do not have any drug candidates approved for sale and have not generated any revenue from drug sales.

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

We have incurred operating losses since inception. Our net losses for the nine months ended September 30, 2023 and 2022 were $41.1 million and $22.2 million, respectively. Our net loss for the year ended December 31, 2022 was $31.2 million. As of September 30, 2023, we had an accumulated deficit of $97.2 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, particularly if and as we:

• continue to conduct preclinical studies and clinical trials for ACR-368;

• initiate and conduct additional preclinical studies and clinical trials for ACR-368;

• continue to discover and develop additional drug candidates, including ACR-2316, and drug-tailored OncoSignature tests;

• acquire or in-license other drug candidates and technologies;

• maintain, expand, and protect our intellectual property portfolio;

• hire additional clinical and scientific personnel;

• further develop and refine the manufacturing processes for ACR-368, the ACR-368 OncoSignature, ACR-2316, or any future drug candidates;

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

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time that we can generate significant revenue from drug sales, if ever, we expect to finance our operations through the sale of equity, debt financings or other capital sources, including potential collaborations with other companies or other strategic transactions. If we are unable to raise capital as needed, this could have a negative impact on our financial condition and ability to pursue our business strategies including requiring us to delay, reduce or eliminate drug development or future commercialization efforts. The amount and timing of our future funding requirements will depend on many factors including the successful advancement of ACR-368, the ACR-368 OncoSignature, or any future drug candidates. Our ability to raise additional funds may also be adversely impacted by potential worsening global economic conditions, and disruptions to, and volatility in the credit and financial markets in the United States and worldwide, such as those resulting from COVID-19, conflicts in the Middle East and the war in Ukraine. There can be no assurances that the current operating plan will be achieved or that additional funding will be available on terms acceptable to us, or at all.

As of September 30, 2023, we had cash, cash equivalents and investments of $142.1 million. We believe that our existing cash, cash equivalents and investments as of September 30, 2023, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See the section titled “—Liquidity and Capital Resources.”

Companion Diagnostic Agreement

In June 2022, we entered into a companion diagnostic agreement, or the Akoya Agreement, with Akoya Biosciences, Inc., or Akoya, pursuant to which we agreed to co-develop, validate, and commercialize our proprietary ACR-368 OncoSignature test, the companion diagnostic that will be used to identify patients with cancer most likely to respond to ACR-368.

Pursuant to the agreement, we paid Akoya a one-time, non-refundable, non-creditable upfront payment in the amount of $0.6 million. We are obligated to pay Akoya up to an aggregate of $10.3 million upon the achievement of specified development milestones. As of November 9, 2023, development milestones have been achieved under the agreement, resulting in payments of $3.8 million by us to Akoya. Other than certain specified pass-through costs, each party is responsible for its own costs associated with the development of the companion diagnostic. Akoya will procure and manufacture necessary supplies to perform the ACR-368 OncoSignature test to support our clinical development and commercial requirements, in accordance with a supply agreement to be mutually agreed upon by the parties. We may terminate the agreement at our convenience, subject to the payment of a termination fee in the amount of $1.0 million.

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

Operating Expenses

Research and Development

The majority of our expenses have been research and development expenses, which consist primarily of costs incurred in connection with our research and development activities, including our drug discovery efforts and the development of ACR-368 and the ACR-368 OncoSignature. We expense research and development costs as incurred, which include:

• direct cost for conducting internal research and development to generate preclinical validation data for ACR-368 including the ACR-368 OncoSignature, and for our internal preclinical drug discovery programs, including ACR-2316;

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

The successful development of our ACR-368 and ACR-368 OncoSignature test or any other future drug candidates, including ACR-2316, is highly uncertain. We plan to substantially increase our research and development expenses for the foreseeable future as we continue the development of ACR-368 and manufacturing processes and conduct discovery and research activities for our clinical programs and continue preclinical development of ACR-2316 through IND-enabling studies.

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

Total Other Income, Net

Other Income, Net

Other income, net primarily consists of interest income, which is earned on cash equivalents and investments, amortization of premiums and accretion of discounts to maturity for available-for-sale debt securities, offset by investment management fees, unrealized losses on foreign currency transactions, and state taxes.

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations (in thousands):

	Three Months Ended September 30,
	2023	2022	Change
Operating expenses:
Research and development	$10,267	$7,942	$2,325
General and administrative	5,870	1,633	4,237
Total operating expenses	16,137	9,575	6,562
Loss from operations	(16,137)	(9,575)	(6,562)
Other income (expense):
Other income, net	1,671	377	1,294
Total other income, net	1,671	377	1,294
Net loss	$(14,466)	$(9,198)	$(5,268)

Research and Development Expenses

The following table summarizes our research and development expenses for each of the periods presented (in thousands):

	Three Months Ended September 30,
	2023	2022	Change
Direct research and development expenses by program:
ACR-368	$3,975	$4,532	$(557)
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	3,720	1,870	1,850
Other drug discovery programs, including ACR-2316	1,748	1,192	556
Facilities, supplies and other	824	348	476
Total research and development expenses	$10,267	$7,942	$2,325

Research and development expenses were $10.3 million for the three months ended September 30, 2023, compared to $7.9 million for the three months ended September 30, 2022. The increase of $2.3 million was primarily due to:

• a $1.9 million increase in personnel-related costs, including $0.5 million of stock-based compensation expense, primarily due to an increase in headcount in support of research activities and progression of our clinical stage ACR-368 program;

• a $0.6 million increase in costs related to the progression of preclinical drug discovery activities, inclusive of the novel, internally-discovered development candidate ACR-2316;

• a $0.5 million increase in facilities, supplies and other expenses, primarily due to an increase in headcount and related research activities, as well as the cessation of sublease rent income, which had been recorded as an offset to research and development expenses; offset by

• a $0.6 million decrease in costs related to the timing of manufacturing, diagnostic, and other related startup activities for the ongoing ACR-368 clinical trial.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for each of the periods presented (in thousands):

	Three Months Ended September 30,
	2023	2022	Change
Personnel related (including stock-based compensation)	$4,160	$929	$3,231
Legal and professional fees	1,224	495	729
Facilities, supplies and other	486	209	277
Total general and administrative expenses	$5,870	$1,633	$4,237

General and administrative expenses were $5.9 million for the three months ended September 30, 2023, compared to $1.6 million for the three months ended September 30, 2022. The increase of $4.2 million was primarily due to:

• a $3.2 million increase in payroll and employee-related expenses, including $2.5 million of stock-based compensation expense;

• a $0.7 million increase in legal, accounting and professional fees due to additional costs associated with operating as a public company; and

• a $0.3 million increase in facilities, supplies, and other expenses, primarily due to an increase in headcount.

Total Other Income, Net

Total other income, net was $1.7 million for the three months ended September 30, 2023, compared to total other income, net of $0.4 million for the three months ended September 30, 2022. The change of $1.3 million is primarily attributable to an increase in interest income earned on our investments.

Comparison of the Nine Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations (in thousands):

	Nine Months Ended September 30,
	2023	2022	Change
Operating expenses:
Research and development	$30,546	$18,087	$12,459
General and administrative	15,504	4,625	10,879
Total operating expenses	46,050	22,712	23,338
Loss from operations	(46,050)	(22,712)	(23,338)
Other income (expense):
Other income, net	4,914	474	4,440
Total other income, net	4,914	474	4,440
Net loss	$(41,136)	$(22,238)	$(18,898)

Research and Development Expenses

The following table summarizes our research and development expenses for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2023	2022	Change
Direct research and development expenses by program:
ACR-368	$12,908	$8,633	$4,275
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	10,379	4,820	5,559
Other drug discovery programs, including ACR-2316	4,844	3,721	1,123
Facilities, supplies and other	2,415	913	1,502
Total research and development expenses	$30,546	$18,087	$12,459

Research and development expenses were $30.5 million for the nine months ended September 30, 2023, compared to $18.1 million for the nine months ended September 30, 2022. The increase of $12.5 million was primarily due to:

• a $4.3 million increase in costs related to the continued progression of the ACR-368 clinical trial and related activities;

• a $5.6 million increase in personnel-related costs, including $1.6 million of stock-based compensation expense, primarily due to an increase in headcount in support of research activities and progression of our clinical and preclinical portfolio;

• a $1.1 million increase in costs related to preclinical drug discovery activities as a result of increased efforts toward progression of preclinical drug discovery activities, inclusive of the novel, internally-discovered development candidate ACR-2316; and

• a $1.5 million increase in facilities, supplies and other expenses, primarily due to an increase in headcount and related research activities, as well as the cessation of sublease rent income, which had been recorded as an offset to research and development expenses.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2023	2022	Change
Personnel related (including stock-based compensation)	$10,682	$2,652	$8,030
Legal and professional fees	3,572	1,434	2,138
Facilities, supplies and other	1,250	539	711
Total general and administrative expenses	$15,504	$4,625	$10,879

General and administrative expenses were $15.5 million for the nine months ended September 30, 2023, compared to $4.6 million for the nine months ended September 30, 2022. The increase of $10.9 million was primarily due to:

• a $8.0 million increase in payroll and employee-related expenses, including $6.5 million of stock-based compensation expense;

• a $2.1 million increase in legal, accounting and professional fees due to additional costs associated with operating as a public company; and

• a $0.7 million increase in facilities, supplies, and other expenses, primarily due to an increase in headcount.

Total Other Income, Net

Total other income, net was $4.9 million for the nine months ended September 30, 2023, compared to total other income, net of $0.5 million for the nine months ended September 30, 2022. The change of $4.4 million is primarily attributable to an increase in interest income earned on our investments.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not recognized any revenue and have incurred significant losses in each period and on an aggregate basis. We have not yet commercialized any drug candidates, and we do not expect to generate revenue from sales of any drug candidates or from other sources for several years, if at all. As of September 30, 2023, we had $142.1 million in cash, cash equivalents and investments, and we had an accumulated deficit of $97.2 million. We have funded our operations primarily with net proceeds of $119.8 million from the issuance of convertible notes and sales of our Preferred Stock, all of which fully converted into common stock upon the closing of the IPO, and $104.5 million in net proceeds from the IPO and the Concurrent Private Placement. We believe that our existing cash, cash equivalents and investments will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2025.

Other Liquidity Matters

We have a banking relationship with SVB. On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. On March 12, 2023, the Treasury Department announced that the FDIC would complete its resolution of SVB in a manner that fully protects all depositors. We had access to all of our money starting March 13, 2023. As a result, we did not incur any losses nor do we anticipate any future losses with respect to such cash balances. As of November 9, 2023, we have maintained full access to our holdings and have diversified our banking relationships.

Cash Flows

The following table summarizes our cash flows for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(30,275)	$(20,763)
Net cash provided by (used in) investing activities	30,181	(46,609)
Net cash provided by (used in) financing activities	457	(151)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$363	$(67,523)

Net Cash Used in Operating Activities

Net cash used in operating activities was $30.3 million for the nine months ended September 30, 2023, compared to net cash used in operating activities of $20.8 million for the nine months ended September 30, 2022. The increase in cash used in operating activities of $9.5 million was primarily driven by an increase in net loss of $18.9 million, partially offset by a $8.0 million increase in non-cash stock-based compensation expense.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $30.2 million for the nine months ended September 30, 2023, resulting from $70.3 million in proceeds from maturities of short-term investments, offset by our purchases of short-term and long-term investments of $39.9 million and purchases of property and equipment of $0.1 million.

Net cash used in investing activities was $46.6 million for the nine months ended September 30, 2022, resulting from our purchases of short-term and long-term investments of $49.4 million and purchases of property and equipment of $1.9 million consisting largely of laboratory equipment purchases to support our expanded headcount and continued research and development activities, offset by $4.7 million in proceeds from maturities of short-term investments.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $0.5 million for the nine months ended September 30, 2023, resulting from the exercise of stock options.

Net cash used in financing activities was $0.2 million for the nine months ended September 30, 2022, resulting from the payment of deferred offering costs.

Funding Requirements

As of September 30, 2023, our cash, cash equivalents and investments were $142.1 million. We believe that our existing cash, cash equivalents and investments will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we expect.

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

A change in the outcome of any of these or other variables with respect to the development of ACR-368, the ACR-368 OncoSignature, ACR-2316, or any drug or development candidate we may develop in the future could significantly change the costs and timing associated with our development plans. Further, our operating plans may change in the future, and we may need additional funds to meet operational needs and capital requirements associated with such operating plans.

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

Contractual Obligations

Leases

We lease laboratory and office space in Watertown, Massachusetts. This lease is classified as an operating lease, and will expire in April 2028, with an option to extend the term for an additional five years at then-market rental rates. Additionally, we also lease laboratory and office space in Lund, Sweden. This lease is classified as an operating lease. The term of the lease commenced in October 2020 and expired in September 2023, with an option to extend the term for an additional three years. In September 2023, the Company modified the term of the lease agreement. The modification extended the lease term for an additional month, resulting in a de minimis impact to the ROU asset and corresponding lease liability. In addition, the Company entered into an operating lease agreement in September 2023 for office and laboratory space located in Lund, Sweden. This lease is expected to commence prior to the end of the year and has an initial term of three years, with an option to extend the term for an additional three years. Future minimum commitments under these leases are $5.3 million as of September 30, 2023. Of the $5.3 million, $1.1 million is due in 12 months or less. See Note 7 in our unaudited condensed consolidated financial statements in this Quarterly Report for more information on our lease obligations.

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

Companion Diagnostic Agreement

We may incur contingent milestone payments that we are required to make under our companion diagnostic agreement with Akoya pursuant to which we agreed to co-develop, validate, and commercialize our proprietary ACR-368 OncoSignature test. We are obligated to pay Akoya up to an aggregate of $10.3 million upon the achievement of specified development milestones. Due to the uncertainty of the achievement and timing of the events requiring payment under our companion diagnostic agreement with Akoya, the amounts to be paid by us and when are not determinable at this time. As of November 9, 2023, development milestones have been achieved under our companion diagnostic agreement, resulting in payments of $3.8 million by us to Akoya.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. Prior to the completion of our IPO in November 2022, we had been a private company and therefore had not designed or maintained internal controls over financial reporting commensurate with the financial reporting requirements of an SEC registrant. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2023 because of the material weaknesses in our internal control over financial reporting described below.

Previously Identified Material Weaknesses in Internal Control Over Financial Reporting

A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Prior to the completion of our IPO in November 2022, we had not designed or maintained internal controls over financial reporting commensurate with the financial reporting requirements of an SEC registrant. We previously disclosed in our 2022 Annual Report on Form 10-K the following material weaknesses, which have not been fully remediated as of September 30, 2023:

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

These material weaknesses contributed to the following additional material weaknesses which have not been fully remediated as of September 30, 2023:

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

Remediation Progress of Previously Identified Material Weaknesses

With the oversight of the Audit Committee of our Board of Directors, we have continued throughout the quarter ended September 30, 2023 to dedicate significant resources and efforts to improve our control environment and to take steps to remediate our material weaknesses identified above by implementing and maintaining changes to our internal control over financial reporting.

Remediation Actions Completed In Prior Quarters

The following remediation efforts were taken prior to the quarter ended September 30, 2023:

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

Additional and Ongoing Remediation Actions Taken During the Current Quarter

The following remediation efforts were taken in the quarter ended September 30, 2023 and continue to address the identified material weaknesses and enhance our overall financial control environment:

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

While we believe that the measures described above remediate the identified material weaknesses and strengthen our internal control over financial reporting, the implemented and enhanced controls need to operate for a sufficient period of time to demonstrate that the material weaknesses are fully remediated. Specifically, we believe that the information technology general controls for information systems that are relevant to the preparation of our financial statements are sufficiently designed and are in place and that controls relevant to the preparation and review of account reconciliations and journal entries necessary to achieve complete, accurate and timely financial accounting, reporting and disclosures are also sufficiently designed and are in place. We further believe that based upon the above remediation efforts that we have sufficiently improved our effective control environment to be commensurate with the financial reporting requirements of a public company and are also able to respond to the risks of material misstatement. We believe these controls are designed effectively and are in place as of September 30, 2023, and we are continuing to monitor to ensure that these controls are operating for a sufficient period of time to demonstrate effectiveness and remediation. For these remaining material weaknesses, as the implemented and enhanced controls have not yet been deemed to have operated for a sufficient period of time, management has concluded that the material weaknesses cannot be considered remediated as of September 30, 2023. We are committed to continuing to improve our internal control process and will continue to review, optimize, and enhance our financial reporting controls and procedures.

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

Changes in Internal Control Over Financial Reporting

Management determined that, as of September 30, 2023, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since our inception, we have incurred significant losses, and we expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net loss was $31.2 million for the year ended December 31, 2022, and $41.1 million and $22.2 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $97.2 million. Since our inception, we have financed our operations with aggregate net proceeds of $119.8 million from the issuance of convertible notes and the sale of our Series A-1 convertible preferred stock and Series B convertible preferred stock, and more recently, $92.4 million, or $104.5 million following the sale pursuant to the exercise of the underwriters’ option to purchase additional shares, in each case after deducting underwriting discounts and commissions and the placement agent fee, but before deducting offering expenses payable by the Company, from our IPO and Concurrent Private Placement. We have no products approved for commercialization and have never generated any revenue from product sales.

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
•
continue to advance the preclinical development of our other drug candidates, and our preclinical and discovery programs;
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

As of September 30, 2023, we had cash, cash equivalents and investments of $142.1 million. We believe that our existing cash, cash equivalents and investments as of September 30, 2023, will be sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2025. This estimate is based on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities, acquisitions of additional drug candidates and changes in regulation. The timing and amount of our funding requirements will depend on many factors, including but not limited to:

•
the rate of progress in the development of ACR-368, ACR-2316, and our other drug candidates;
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
•
the costs of operating as a public company; and
•
business disruptions affecting the initiation, patient enrollment, development and operation of our clinical trials, including a public health emergency (PHE), such as the COVID-19 pandemic, or geopolitical events, including the ongoing Russian invasion of Ukraine, related sanctions against Russia and conflicts in the Middle East.

We will require additional capital to achieve our business objectives. Additional funds may not be available on a timely basis, on favorable terms or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term business strategy. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our drug candidates. Further, our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing Russian invasion of Ukraine and related sanctions against Russia, the Israel-Hamas conflicts, and COVID-19. If we are unable to raise sufficient additional capital, we could be forced to curtail our planned operations and the pursuit of our growth strategy.

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

Since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. Since April 2021, the FDA has conducted limited inspections and employed remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates. Travel restrictions and other uncertainties may continue to impact oversight operations both domestic and abroad. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. On February 2, 2022, the FDA announced that it would resume domestic surveillance inspections across all product areas on February 7, 2022.

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

•
demonstration of safety, efficacy and acceptable risk-benefit profiles of ACR-368, ACR-2316, and our future drug candidates to the satisfaction of the FDA and other regulatory agencies;
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
•
acceptance of an IND application by the FDA or other similar clinical trial applications from other regulatory authorities for clinical trials for ACR-2316 and future drug candidates;
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

Further, requirements for companion diagnostics may evolve. The FDA has been paying particular focus to laboratory developed tests (“LDTs”), which includes some in vitro diagnostic products. In September 2023, the FDA released a proposed rule to regulate LDTs as medical devices, which would limit or end the FDA’s enforcement discretion for LDT products. The FDA’s actions demonstrate increased scrutiny on diagnostic products and changes to requirements or enforcement discretion may delay or prevent approval of companion diagnostic products, such as the OncoSignature diagnostic product.

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

Although we received clearance from the FDA for an IND to advance ACR-368 in Phase 2 single arm clinical trials conducted under the master protocol, we may not be able to file INDs for ACR-2316 and our other drug candidates on the timelines we expect. For example, we may experience, or our partners may experience, manufacturing delays or other delays with IND-enabling studies. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing further clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that such regulatory authorities will not change their requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs or to a new IND. Any failure to file INDs on the timelines we expect or to obtain regulatory approvals for our trials may prevent us from completing our clinical trials or commercializing our products on a timely basis, if at all.

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

Additionally, the FDA may modify or enhance trial requirements which may affect enrollment. In August 2023, the FDA published a guidance document, Informed Consent, Guidance for IRBs, Clinical Investigators, and Sponsors, which supersedes past guidance and finalizes draft guidance on informed consent. The FDA’s new guidance presents evolving requirements for informed consent which may effect recruitment and retention of patients in clinical trials. Effects on recruitment and retention of patients may hinder or delay a clinical trial and could cause a significant setback to an applicable program.

Unexpected adverse side effects or other safety risks associated with ACR-368, ACR-2316, or our other future drug candidates could delay or preclude approval, cause us to suspend or discontinue clinical trials or abandon further development, limit the commercial profile of an approved product or result in significant negative consequences following marketing approval, if any.

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

Additionally, due to the high mortality rates of the cancers for which we are initially pursuing development and the pretreated and advanced nature of disease in many patients in our ongoing clinical trials of ACR-368, a material percentage of patients in these clinical trials ultimately will die during a trial for reasons unrelated to the drug. For example, in the Phase 1b/2 combination arm of our Phase 2 trial for ACR-368 we dosed a patient who had previously failed three lines of prior therapy. The patient died prior to receiving a second dose of ACR-368 and the death was determined by the trial investigator not to be drug related, but instead related to the subject’s disease progression. If we elect to, or are required to, delay, suspend or terminate any clinical trial, whether due to a patient death or otherwise, the commercial prospects of ACR-368 or our future drug candidates could be harmed and our ability to generate product revenues could potentially be delayed or eliminated. Serious adverse events observed in clinical trials could hinder or prevent market acceptance of our drug candidates, which would harm our commercial prospects, our financial condition and our reputation.

Moreover, if ACR-368, ACR-2316 or any of our future drug candidates are associated with undesirable or unexpected side effects in clinical trials, we may elect to abandon or limit their development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, which may limit the commercial expectations for the drug candidate, even if it is approved. We may also be required to modify our trial plans based on findings in our clinical trials. Side effects could also affect patient recruitment or the ability of enrolled patients to complete a trial. Many drugs that initially showed promise in early stage testing have later been found to cause side effects that prevented further development. In addition, regulatory authorities may draw different conclusions, require additional testing to confirm these determinations, require more restrictive labeling or deny regulatory approval of the drug candidate.

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

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular drug candidate or product and our company in general. Additionally, requirements regarding clinical trial data may evolve. In June 2023, the FDA published a draft guidance, E6(R3) Good Clinical Practice (GCP), which seeks to unify standards for clinical trial data for ICH member countries and regions. Changes to data requirements may cause the FDA or comparable foreign regulatory authorities to disagree with data from preclinical studies or clinical trials, and may require further studies.

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

If the preliminary or topline data that we report differs from late, final or actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, ACR-368, ACR-2316, or any other future drug candidates may be harmed.

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

Our business and operations may be adversely affected by COVID-19.

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

The global effect of COVID-19 continues to evolve. The extent to which COVID-19 impacts our business and operations, including our clinical development and regulatory efforts, will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, the duration and effect of business disruptions and the short-term effects and ultimate effectiveness of the travel restrictions, quarantines, social distancing requirements and business closures in the United States and other countries to contain and treat patients with the disease. Accordingly, we do not yet know the full extent of potential delays or impacts on our business, our clinical and regulatory activities, healthcare systems or the global economy as a whole. However, these impacts could adversely affect our business, financial condition, results of operations and growth prospects. In addition, to the extent COVID-19 adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described in this “Risk Factors” section.

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

In the United States, the European Union and other jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could prevent or delay marketing approval or licensure of our product candidates, restrict or regulate post-approval activities, and affect our ability to profitably sell any product candidates for which we obtain marketing approval or licensure. In the United States, the biopharmaceutical industry has been a particular focus of these efforts and has been significantly affected by legislative initiatives. Current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any FDA-approved product. For example, the Inflation Reduction Act (IRA), which was signed into law on August 16, 2022, allows Medicare to: beginning in 2026, establish a “maximum fair price” for a fixed number of pharmaceutical and biological products covered under Medicare Parts B and D following a price negotiation process with the Centers for Medicare and Medicaid Services (CMS); and, beginning in 2023, penalize drug companies that raise prices for products covered under Medicare Parts B and D faster than inflation, among other reforms. CMS has recently taken steps to implement the IRA; first, by releasing a list of 43 Medicare Part B products that had an adjusted coinsurance rate based on the inflationary rebate provisions of the IRA for the time period of July 1, 2023 to September 30, 2023 on June 9, 2023; on June 30, 2023, issuing guidance detailing the requirements and parameters of the first round of price negotiations, to take place during 2023 and 2024, for products subject to the “maximum fair price” provision that would become effective in 2026; and, on August 29, 2023, releasing the initial list of ten drugs subject to price negotiations. It is unclear how future regulatory actions to implement the IRA, as well as the outcome of pending litigation against the IRA brought against the Department of Health and Human Services (HHS), the Secretary of HHS, CMS, and the CMS Administrator challenging the constitutionality and administrative implementation of the IRA’s drug price negotiation provisions, may affect our products and future profitability. Reductions in reimbursement levels may also negatively impact the prices we receive or the frequency with which our products are prescribed or administered, with any reduction in reimbursement from Medicare or other government programs potentially resulting in a similar reduction in payments from private payors. See “Part I, Item 1, Business—Government Regulation—Healthcare Reform” of our Annual Report on Form 10-K for the year ended December 31, 2022, for more information on specific healthcare reform measures that may affect our business.

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
•
business interruptions resulting from geopolitical actions, including war, global conflicts and terrorism or natural disasters including earthquakes, typhoons, floods and fires, or from economic or political instability;
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

Our third-party manufacturers may be subject to damage or interruption from, among other things, fire, natural or man-made disaster, war, global conflicts, disease outbreaks or public health pandemics, power loss, telecommunications failure, unauthorized entry, computer viruses, denial-of-service attacks, acts of terrorism, human error, vandalism or sabotage, financial insolvency, bankruptcy and similar events.

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

In complying with the applicable manufacturing regulations of the FDA and comparable foreign regulatory authorities, we and our third-party suppliers must spend significant time, money and effort in the areas of design and development, testing, production, record-keeping and quality control to assure that the products meet applicable specifications and other regulatory requirements. The failure to comply with these requirements could result in an enforcement action against us, including the seizure of products and shutting down of production. We and any of these third-party suppliers may also be subject to audits by the FDA and comparable foreign regulatory authorities. If any of our third-party suppliers fails to comply with cGMP or other applicable manufacturing regulations, our ability to develop and commercialize the products could suffer significant interruptions. We face risks inherent in relying on CMOs, as any disruption, such as a fire, natural hazards, global conflicts, vandalism or an outbreak of contagious disease affecting the CMO or any supplier of the CMO could significantly interrupt our manufacturing capability. In case of a disruption, we will have to establish alternative manufacturing sources. This would require substantial capital on our part, which we may not be able to obtain on commercially acceptable terms or at all. Additionally, we would likely experience months of manufacturing delays as the CMO builds or locates replacement facilities and seeks and obtains necessary regulatory approvals. If this occurs, we will be unable to satisfy manufacturing needs on a timely basis, if at all.

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

If ACR-368, ACR-2316, or our future drug candidates receive marketing approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. For example, current cancer treatments, such as existing targeted therapies, chemotherapy, and radiation therapy, are well established in the medical community, and doctors may continue to rely on these treatments. If our drug candidates do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of our drug candidates, if approved for commercial sale, will depend on a number of factors, including but not limited to:

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

The total addressable market opportunity for ACR-368, ACR-2316, and any other future drug candidates we may develop will ultimately depend upon, among other things, the proportion of patients identified as sensitive to our treatments based on our OncoSignature tests in our target indications, acceptance by the medical community, patient access, drug and any related companion diagnostic pricing and their reimbursement.

We may initially seek regulatory approval of ACR-368, ACR-2316, or our future drug candidates as therapies for patients with platinum-resistant ovarian, bladder, endometrial cancer, and other types of cancer that are found, or predicted using AP3 to be, sensitive to our current and future drug candidates. The number of patients in our targeted commercial markets and elsewhere may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our drugs or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business.

We currently have no marketing and sales organization and may have to invest significant resources to develop these capabilities. If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our products, we may not be able to generate revenue.

We currently have no sales or marketing infrastructure or experience in the sale, marketing or distribution of drug products. Our operations to date have been focused on developing and extensively evaluating in preclinical studies our AP3 platform and our proprietary predictive OncoSignature tests, acquiring the rights to ACR-368, advancing our preclinical drug candidate programs, including ACR-2316, organizing and staffing our company, business planning and raising capital. To achieve commercial success for any product for which we obtain marketing approval, we will need to establish sales, marketing and distribution capabilities, either ourselves or through collaboration or other arrangements with third parties.

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

We anticipate several biopharmaceutical companies will aim to develop precision oncology approaches for the larger subsets of cancers where genetics has proven insufficient for patient responder identification over the next decade. We expect that the broader biopharmaceutical field will eventually recognize proteomics as the next era of precision medicine. We are aware of several competitors with CHK1/2 inhibitors and WEE1 inhibitors, including Sierra Oncology (SRA737), Zentalis (azenosertib), Debiopharm (Debio0123), Impact Therapeutics (IMP7068) and Shouya Holdings (SY-4835), and one company with a PKMYT1 inhibitor, Repare Therapeutics (lunresertib).

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

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, our drug candidates may lose any marketing approval that may have been obtained and we may not achieve or sustain profitability, which would adversely affect our business.

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

As of September 30, 2023, we had 56 full-time employees and three part-time employees. As our development progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical product development, regulatory affairs and, if any of our drug candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. Our choice to focus on multiple therapeutic areas may negatively affect our ability to develop adequately the specialized capability and expertise necessary for operations. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Despite the implementation of security measures, our internal computer systems, as well as those of third parties on which we rely, are vulnerable to damage from, among other things, computer viruses, malware, unauthorized access, natural disasters, terrorism, war, global conflicts, telecommunication and electrical failures, system malfunctions, cyberattacks or cyber-intrusions over the Internet, attachments to emails, phishing attacks, persons inside our organization, or persons with access to systems inside our organization. The risk of a security breach or disruption, particularly through cyberattacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. We and our third party vendors frequently detect, contain and respond to data security incidents. If such an event were to occur and cause interruptions in our operations, it could lead to the loss, destruction, alteration, prevention of access to, disclosure, dissemination of, or damage or unauthorized access to, our data (including trade secrets or other confidential information, intellectual property, proprietary business information and personal data) or data that is processed or maintained on our behalf, and cause interruptions in our operations, which could result in a material disruption of our drug candidate development programs. For example, the loss of preclinical study or clinical trial data from completed, ongoing or planned trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability and the further development of our drug candidates could be delayed.

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

We may encounter vendors that engage in information blocking practices that may inhibit our ability to access the relevant data on behalf of patients or researchers or impose new or additional costs. In 2020, the U.S. Department of Health and Human Services’ Office of the National Coordinator for Health Information Technology (ONC) and the Centers for Medicare and Medicaid Services promulgated final rules to support access, exchange, and use of electronic health information (EHI). Specifically, the information blocking rules were implemented as part of the 21st Century Cures Act, and are primarily designed to facilitate technology interoperability and enable the free flow of healthcare information for healthcare treatment, payment or operation purposes. On June 27, 2023, the Department of Health and Human Services Office of the Inspector General (“HHS-OIG”) published its final rule implementing information blocking penalties for “actors.” HHS-OIG may impose penalties for information blocking that has occurred after September 1, 2023. The impact on the information blocking rules to our business is currently unclear.

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

The stock market in general, and the market for biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies, including in connection with COVID-19, the Russian invasion of Ukraine, Israel-Hamas conflicts, rising inflation and increasing interest rates, which have resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. Broad market and industry factors, including potentially worsening economic conditions, may negatively affect the market price of our common stock, regardless of our actual operating performance. The realization of any of the above risks or any of a broad range of other risks, including those described in this section, could have a significant and material adverse impact on the market price of our common stock.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of November 3, 2023, we had 22,194,307 shares of common stock outstanding. This includes 7,550,000 shares sold in our IPO, which may be resold in the public market. As of November 3, 2023, approximately 9.9 million shares were held by our affiliates, who are generally restricted from selling pursuant to securities laws. Our shares may be resold and the market price of our stock could decline if the holders of currently-restricted shares sell them or are perceived by the market as intending to sell them.

We have filed a registration statement on Form S-8 under the Securities Act registering shares subject to outstanding stock options issued under the 2019 Stock Incentive Plan, or the 2019 Plan, and shares of common stock reserved for issuance under the 2022 Stock Option and Incentive Plan, or the 2022 Plan, and the 2022 Employee Stock Purchase Plan, or the 2022 ESPP. Both the 2022 Plan and the 2022 ESPP provide for annual automatic increases in the shares reserved for issuance under the plans which could result in additional dilution to our stockholders. Shares registered under these registration statements on Form S-8 can be freely sold in the public market upon issuance, subject to the vesting of the equity awards, other restrictions provided under the terms of the applicable plan or equity award, and the restrictions of Rule 144 in the case of our affiliates.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. The global credit and financial markets have experienced severe volatility and disruptions in the past several years, including as a result of recent events in the U.S. banking sector. A severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including our ability to raise additional capital when needed on acceptable terms, if at all. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment, higher inflation, bank failures or continued unpredictable and unstable market conditions. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. In addition, the current military conflict between Russia and Ukraine and / or conflicts in the Middle East could disrupt or otherwise adversely impact our operations and those of third parties upon which we rely. Related sanctions, export controls or other actions have been or may in the future be initiated by nations including the United States, the European Union or Russia (e.g., potential cyberattacks, disruption of energy flows, etc.), which could adversely affect our business and/or our supply chain, our CROs, CMOs and other third parties with whom we conduct business. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

None.

(b) Use of Proceeds from Public Offering of Common Stock

The offer and sale of shares in our IPO was registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-267911), which was declared effective by the SEC on November 9, 2022. As of September 30, 2023, we had used $27.5 million of the net proceeds from the IPO. We have invested the net proceeds from the offering in money market funds, short-term investments, and long-term investments. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on November 16, 2022.

(c) Issuer Purchases of Equity Securities

None.

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

Acrivon Therapeutics, Inc.

Date: November 9, 2023	By:	/s/ Peter Blume-Jensen
Peter Blume-Jensen, M.D., Ph.D.
Chief Executive Officer and President

Date: November 9, 2023	By:	/s/ Rasmus Holm-Jorgensen
Rasmus Holm-Jorgensen
Chief Financial Officer