Form 10-Q
period 2024-03-31
Acrivon Therapeutics, Inc.
filed 2024-05-14
CIK 1781174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 9, 2024, the registrant had 30,876,932 shares of common stock, $0.001 par value per share, outstanding.

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

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and results of operations. The outcome of the events described in these forward-looking statements is subject to risks and uncertainties, including the factors described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 28, 2024, “Part II, Item 1A. Risk Factors” of this Quarterly Report and elsewhere in this Quarterly Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ACRIVON THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share data)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$24,607	$36,015
Short-term investments	85,368	91,443
Prepaid expenses and other current assets	2,168	2,234
Total current assets	112,143	129,692
Property and equipment, net	3,408	3,479
Operating lease right-of-use assets	4,205	4,429
Restricted cash	417	414
Deferred offering costs	348	251
Total assets	$120,521	$138,265
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,056	$5,048
Accrued expenses and other current liabilities	6,041	7,378
Operating lease liabilities, current	944	877
Total current liabilities	9,041	13,303
Operating lease liabilities, long-term	3,501	3,767
Total liabilities	12,542	17,070
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 0 shares issued and outstanding as of March 31, 2024 and December 31, 2023.	—	—
Common stock, par value $0.001; 500,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 22,637,539 and 22,522,644 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively.	23	23
Additional paid-in capital	240,932	237,675
Accumulated other comprehensive loss	(70)	(83)
Accumulated deficit	(132,906)	(116,420)
Total stockholders’ equity	107,979	121,195
Total liabilities and stockholders’ equity	$120,521	$138,265

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACRIVON THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Operating expenses:
Research and development	$11,473	$9,758
General and administrative	6,195	4,635
Total operating expenses	17,668	14,393
Loss from operations	(17,668)	(14,393)
Other income (expense), net:
Interest income	1,446	1,807
Other expense, net	(264)	(170)
Total other income, net	1,182	1,637
Net loss	$(16,486)	$(12,756)
Net loss per share—basic and diluted	$(0.73)	$(0.58)
Weighted-average common stock outstanding—basic and diluted	22,590,804	21,920,570
Comprehensive loss:
Net loss	$(16,486)	$(12,756)
Other comprehensive income:
Unrealized gain on available-for-sale investments, net of tax	13	104
Comprehensive loss	$(16,473)	$(12,652)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACRIVON THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2023	22,522,644	$23	$237,675	$(83)	$(116,420)	$121,195
Exercise of common stock options	20,277	—	79	—	—	79
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for tax	94,618	—	(166)	—	—	(166)
Stock-based compensation expense	—	—	3,344	—	—	3,344
Unrealized gain on available-for-sale investments, net of tax	—	—	—	13	—	13
Net loss	—	—	—	—	(16,486)	(16,486)
Balance at March 31, 2024	22,637,539	$23	$240,932	$(70)	$(132,906)	$107,979

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2022	21,920,402	$22	$226,580	$(95)	$(56,032)	$170,475
Exercise of common stock options	232	—	—	—	—	—
Stock-based compensation expense	—	—	2,646	—	—	2,646
Unrealized gain on available-for-sale investments, net of tax	—	—	—	104	—	104
Net loss	—	—	—	—	(12,756)	(12,756)
Balance at March 31, 2023	21,920,634	$22	$229,226	$9	$(68,788)	$160,469

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACRIVON THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(16,486)	$(12,756)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	224	125
Stock-based compensation expense	3,344	2,646
Non-cash lease expense	224	191
Net amortization of premiums and accretion of discounts on investments	(577)	(1,133)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	140	593
Accounts payable	(2,272)	470
Accrued expenses and other liabilities	(1,481)	(1,318)
Operating lease liabilities	(199)	(175)
Net cash used in operating activities	(17,083)	(11,357)
Cash flows from investing activities:
Purchases of short-term and long-term investments	(28,335)	(16,963)
Proceeds from maturities of short-term investments	35,000	26,315
Purchases of property and equipment	(815)	(25)
Net cash provided by investing activities	5,850	9,327
Cash flows from financing activities:
Proceeds from exercise of stock options	79	—
Payments of offering costs	(85)	—
Payments of tax withholdings related to vesting of restricted stock units	(166)	—
Net cash used in financing activities	(172)	—
Net decrease in cash, cash equivalents, and restricted cash	(11,405)	(2,030)
Cash, cash equivalents and restricted cash at beginning of period	36,429	29,907
Cash, cash equivalents and restricted cash at end of period	$25,024	$27,877
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accrued expenses and other current liabilities	$47	$—
Deferred offering costs in accrued expenses and other current liabilities	$97	$—
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$24,607	$27,489
Restricted cash	417	388
Total cash, cash equivalents, and restricted cash	$25,024	$27,877

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACRIVON THERAPEUTICS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Nature of the Business

Acrivon Therapeutics, Inc., (the “Company”) is a clinical stage biopharmaceutical company developing precision medicines that the Company matches to patients whose tumors are predicted to be sensitive to each specific medicine by utilizing its proteomics-based patient responder identification platform. Acrivon is currently advancing its lead candidate, ACR-368, (also known as prexasertib), a selective small molecule inhibitor targeting CHK1 and CHK2 in a potentially registrational Phase 2 trial across multiple tumor types. The Company has received Fast Track designation from the Food and Drug Administration (“FDA”) for the investigation of ACR-368 as monotherapy based on OncoSignature-predicted sensitivity in patients with platinum-resistant ovarian or endometrial cancer. Acrivon’s ACR-368 OncoSignature test, which has not yet obtained regulatory approval, has been extensively evaluated in preclinical studies, including in two separate, blinded, prospectively-designed studies on pretreatment tumor biopsies collected from past third-party Phase 2 trials in patients with ovarian cancer treated with ACR-368. The FDA has granted Breakthrough Device designation for the ACR-368 OncoSignature assay for the identification of ovarian cancer patients who may benefit from ACR-368 treatment. In addition to ACR-368, Acrivon is also leveraging its proprietary AP3 precision medicine platform for developing its co-crystallography-driven, internally-discovered preclinical stage pipeline programs. These include ACR-2316, a potent, selective WEE1/PKMYT1 inhibitor designed for superior single-agent activity as demonstrated in preclinical studies against benchmark inhibitors, and a cell cycle program with an undisclosed target.

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

The Company has incurred recurring losses since its inception, including net losses of $16.5 million and $12.8 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 and December 31, 2023 the Company had an accumulated deficit of $132.9 million and $116.4 million, respectively. To date the Company has not generated any revenues and expects to continue generating operating losses for the foreseeable future as it continues to expand its research and development efforts.

Since its inception, the Company has funded its operations primarily with proceeds from the sales of shares of its convertible preferred stock, the issuance of convertible notes, and an initial public offering (“IPO”) and concurrent private placement. Upon the closing of the Company’s IPO on November 17, 2022, only common stock remains issued and outstanding. On April 8, 2024, the Company entered into a Private Investment in Public Equity (“PIPE”) securities purchase agreement (the “PIPE Purchase Agreement”) for a private placement with certain institutional and accredited investors (the “April 2024 Private Placement”). The Company received $130.0 million in aggregate gross proceeds from the April 2024 Private Placement. The April 2024 Private Placement is further described in Note 13.

The Company expects that its existing cash, cash equivalents and investments of $110.0 million as of March 31, 2024, together with the gross proceeds of $130.0 million raised from the April 2024 Private Placement, will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the date these condensed consolidated financial statements were issued.

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

ATM Program

On December 1, 2023, the Company filed a registration statement on Form S-3 (the “Registration Statement”) with the U.S. Securities and Exchange Commission (the “SEC”), which was declared effective on December 15, 2023, which registered the offering, issuance, and sale of up to a maximum aggregate offering price of $300.0 million of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. The Company simultaneously entered into a sales agreement with Cowen and Company, LLC, as sales agent, to provide for the issuance and sale by the Company of up to $100.0 million of common stock from time to time in “at-the-market” offerings under the Registration Statement and related prospectus (“ATM Program”). As of March 31, 2024, no sales had been made pursuant to the ATM Program.

2. Summary of Significant Accounting Policies

The significant accounting policies and estimates used in the preparation of the accompanying unaudited condensed consolidated financial statements are described in the Company’s audited consolidated financial statements for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2024. There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2024, except as noted below.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the operations of Acrivon Therapeutics, Inc. and its wholly-owned subsidiaries. All intercompany accounts, transactions and balances have been eliminated in consolidation.

The accompanying condensed consolidated interim financial statements are unaudited but have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of March 31, 2024 and the results of its operations for the three months ended March 31, 2024 and 2023 and its cash flows for the three months ended March 31, 2024 and 2023. The consolidated balance sheet as of December 31, 2023 was derived from audited annual financial statements but does not include all disclosures required by U.S. GAAP.

The results for the three months ended March 31, 2024 are not necessarily indicative of results to be expected for the full year or for any other subsequent interim period.

Recently Adopted Accounting Pronouncements

ASU 2023-07, Segment Reporting (Topic 280)

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses on an interim and annual basis. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. The ASU is effective for annual periods beginning after December 15, 2023 and for interim periods within fiscal years beginning after December 15, 2024. The Company adopted this accounting standard as of January 1, 2024, with no material impact on its condensed consolidated financial statements and related disclosures.

3. Investments

The following table summarizes the amortized cost and estimated fair value of the Company's U.S. Treasury securities and U.S. government-sponsored enterprise securities, which are considered to be available-for-sale investments and were included in short-term investments as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024
Short-term investments:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$55,353	$—	$(25)	$55,328
U.S. government-sponsored enterprise securities	30,085	—	(45)	30,040
	$85,438	$—	$(70)	$85,368

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. Treasury securities	$41,470	$22	$(19)	$41,473
U.S. government-sponsored enterprise securities	50,056	—	(86)	49,970
	$91,526	$22	$(105)	$91,443

Certain short-term debt securities with original maturities of less than 90 days are included in cash and cash equivalents on the condensed consolidated balance sheets and are not included in the tables above. As of March 31, 2024 and December 31, 2023, all short-term investments had contractual maturities within one year.

The aggregate fair value of available-for-sale securities held by the Company in an unrealized loss position for less than 12 months as of March 31, 2024 was $80.4 million. There were no available-for-sale securities in a continuous unrealized loss position for greater than 12 months. The Company evaluated its securities for potential impairment and considered the decline in market value to be primarily attributable to current economic and market conditions. Additionally, the Company does not intend to sell the investments in an unrealized loss position and does not expect it will be required to sell the investments before recovery of their amortized cost bases, which may be maturity. Given the Company's intent and ability to hold such investments until recovery, and the lack of a significant change in credit risk for these investments, the Company does not consider these investments to be impaired and there are no allowances for credit losses as of March 31, 2024.

4. Fair Value Measurement

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at March 31, 2024 Using:
Assets:	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$18,567	$18,567	$—	$—
Short-term investments:
U.S. Treasury securities	55,328	55,328	—	—
U.S. government-sponsored enterprise securities	30,040	—	30,040	—
Total assets	$103,935	$73,895	$30,040	$—

		Fair Value Measurements at December 31, 2023 Using:
Assets:	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$31,191	$31,191	$—	$—
Short-term investments:
U.S. Treasury securities	41,473	41,473	—	—
U.S. government-sponsored enterprise securities	49,970	—	49,970	—
Total assets	$122,634	$72,664	$49,970	$—

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

During the three months ended March 31, 2024 and the year ended December 31, 2023, there were no transfers between levels. The Company uses the carrying amounts of its restricted cash, prepaid expenses and other current assets, accounts payable, and accrued expenses and other current liabilities to approximate their fair values due to the short-term nature of these amounts.

5. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Laboratory and computer equipment	$4,416	$2,955
Furniture and fixtures	172	172
Construction in progress	—	1,308
Total property and equipment	4,588	4,435
Less: accumulated depreciation	(1,180)	(956)
Property and equipment, net	$3,408	$3,479

Depreciation expense related to property and equipment for the three months ended March 31, 2024 and 2023 was $0.2 million and $0.1 million, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued research and development expenses	$3,418	$2,661
Accrued compensation and benefits	1,909	3,860
Accrued legal, accounting and other professional fees	390	667
Accrued other	180	190
Accrued offering costs	97	—
Accrued property and equipment	47	—
Total accrued expenses and other current liabilities	$6,041	$7,378

7. Leases

In December 2020, the Company entered into a lease agreement for laboratory and office space located at 480 Arsenal Way, Watertown, Massachusetts (the “Arsenal Way Lease”). The lease commenced in April 2021, with a term of seven years and an option to extend the term for an additional five years. The Company delivered a letter of credit of $0.3 million to the landlord, which is included in restricted cash in the accompanying condensed consolidated balance sheets. Under the terms of the lease, the base rent is $1.0 million, subject to a 3% annual rent increase, plus an allocation of operating expenses and taxes. In May 2021, the Company subleased a portion of its Arsenal Way Lease to a subtenant. The sublease term expired in March 2023.

In August 2023, the Company entered into an operating lease agreement, denominated in Swedish Krona, for office and laboratory space located in Lund, Sweden. The term of the lease commenced in December 2023. The lease has an initial term of three years, with an option to extend the term for an additional three years.

The following table summarizes the presentation of the Company’s operating leases on its condensed consolidated balance sheets (in thousands):

Leases	Balance sheet classification	March 31, 2024	December 31, 2023
Assets:
Operating lease assets	Operating lease right-of-use assets	$4,205	$4,429
Total lease assets		$4,205	$4,429
Liabilities:
Current:
Operating lease liabilities	Operating lease liability, current	$944	$877
Noncurrent:
Operating lease liabilities	Operating lease liability, long-term	3,501	3,767
Total lease liabilities		$4,445	$4,644

The components of lease cost under ASC 842 included within research and development expenses and general and administrative expenses in the Company’s condensed consolidated statements of operations and comprehensive loss were as follows (in thousands):

	Three Months Ended March 31,
Lease cost	2024	2023
Operating lease cost	$317	$286
Variable lease cost	129	95
Sublease income	—	(134)
Total lease cost	$446	$247

As of March 31, 2024 and December 31, 2023, the weighted-average remaining lease term for operating leases was 4.0 years and 4.2 years, respectively, and the weighted-average discount rate was 8.30% and 8.30%, respectively. Cash paid for amounts included in the measurement of lease liabilities was $0.3 million for each of the three months ended March 31, 2024 and 2023.

Future minimum annual lease commitments under the Company’s non-cancelable operating leases as of March 31, 2024 were as follows (in thousands):

Fiscal Year	Amount
2024 (remaining 9 months)	$946
2025	1,305
2026	1,339
2027	1,200
2028	404
Thereafter	—
Total lease payments	5,194
Less: interest	(749)
Present value of operating lease liabilities	$4,445

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

In October 2022, the Board approved the amended and restated certificate of incorporation, which was filed upon the closing of the IPO and which authorized the Company to issue up to 10,000,000 shares of preferred stock, with a par value of $0.001. There are no shares of preferred stock issued or outstanding as of March 31, 2024.

As of March 31, 2024 and December 31, 2023, the Company’s Amended and Restated Certificate of Incorporation authorized the Company to issue 500,000,000 shares of common stock with a par value of $0.001.

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

As of March 31, 2024 and December 31, 2023, the Company had reserved the following shares of common stock for the potential exercise of stock options, vesting of restricted stock units, as well as the remaining shares available for issuance under the 2022 Stock

Option Incentive Plan (the “2022 Plan”), the 2022 Employee Stock Purchase Plan (the “2022 ESPP”), and the 2023 Inducement Plan (the “Inducement Plan”):

	March 31, 2024	December 31, 2023
Options to purchase common stock	4,273,473	3,117,042
Unvested restricted stock units	1,616,908	1,759,918
Remaining shares reserved for future issuance	2,330,788	2,107,745
Total	8,221,169	6,984,705

9. Stock-Based Compensation

Equity Incentive Plans

In October 2022, the Board adopted, and in November 2022 its stockholders approved, the 2022 Plan, which replaced the 2019 Plan and became effective immediately prior to and contingent upon the execution of the underwriting agreement related to the Company’s IPO. The 2022 Plan allows the Company to make equity-based and cash-based incentive awards to its officers, employees, directors, and consultants and provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”) and other stock-based awards. In addition, the number of shares reserved and available for issuance under the 2022 Plan shall automatically increase beginning on January 1, 2023 and each January 1 thereafter, by five percent of the aggregate number of shares of common stock of all classes issued and outstanding on the immediately preceding December 31 or such lesser number of shares of common stock as determined by the compensation committee.

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

The assumptions that the Company used in the Black-Scholes option-pricing model to determine the grant date fair value of stock options granted were as follows:

	Three Months Ended March 31,
	2024	2023
Risk-free interest rate range	3.93% - 4.33%	3.40% - 4.28%
Dividend yield	0.00%	0.00%
Expected life of options (years)	5.8 - 6.1	6.1
Volatility rate range	81.99% - 82.31%	83.05% - 83.55%
Fair value of common stock range	$3.54 - $6.19	$13.02 - $20.50

The following table summarizes the Company’s stock option activity:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	3,117,042	$7.04	8.34	$3,409
Granted	1,241,583	5.55
Exercised	(20,277)	3.88
Forfeited or canceled	(64,875)	4.76
Outstanding as of March 31, 2024	4,273,473	$6.65	8.65	$9,431
Vested and expected to vest as of March 31, 2024	4,273,473	$6.65	8.65	$9,431
Vested and exercisable as of March 31, 2024	1,464,984	$5.42	7.79	$4,910

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the common stock as of the end of the reporting period. The aggregate intrinsic value of options exercised during the three months ended March 31, 2024 and 2023 was de minimis.

The weighted-average grant date fair value of the Company’s stock options granted during the three months ended March 31, 2024 and 2023 was $4.03 and $13.54 per option, respectively. As of March 31, 2024, there was $14.3 million of unrecognized stock-based compensation expense related to stock option grants. The Company expects to recognize this amount over a weighted-average period of 2.9 years.

The total fair value of options vested during the three months ended March 31, 2024 and 2023 was $1.0 million and $0.4 million, respectively.

RSUs

The Company has granted RSUs with service vesting based conditions. Unvested shares of restricted common stock may not be sold or transferred by the holder. They are legally issued and outstanding. These restrictions lapse according to the time-based vesting of each award.

A summary of the RSU activity during the three months ended March 31, 2024 is as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2023	1,759,918	$12.09
Vested	(143,010)	12.55
Unvested at March 31, 2024	1,616,908	$12.05

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

No RSUs were granted during the three months ended March 31, 2024. The weighted-average grant date fair value of the Company’s RSUs granted during the three months ended March 31, 2023 was $18.47 per RSU. As of March 31, 2024, there was $17.4 million of unrecognized stock-based compensation expense related to RSUs. The Company expects to recognize this amount over a weighted-average period of 2.1 years.

The total fair value of RSUs vested during the three months ended March 31, 2024 was $1.8 million. No RSUs vested during the three months ended March 31, 2023.

Stock-Based Compensation Expense

Stock-based compensation expense included in the Company’s condensed consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
General and administrative	$2,666	$2,020
Research and development	678	626
Total stock-based compensation expense	$3,344	$2,646

10. Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss attributable to common stockholders—basic and diluted	$(16,486)	$(12,756)
Denominator:
Weighted-average common stock outstanding—basic and diluted	22,590,804	21,920,570
Net loss per share—basic and diluted	$(0.73)	$(0.58)

The Company’s potentially dilutive securities, which include stock options and RSUs, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following shares from the computation of diluted net loss per share attributable to common stockholders as of March 31, 2024 and 2023 because including them would have had an anti-dilutive effect:

	March 31,
	2024	2023
Options to purchase common stock	4,273,473	3,287,857
Unvested restricted stock units	1,616,908	1,797,904

11. Commitments and Contingencies

Leases

The Company’s commitments under its operating leases are described in Note 7.

License Agreement

In January 2021, the Company entered into a license agreement and stock issuance agreement with Eli Lilly and Company (“Lilly”) (collectively, the “Lilly Agreement”), pursuant to which the Company has been granted an exclusive, royalty-bearing sublicensable license to certain patents owned or controlled by Lilly, with world-wide rights to commercially develop, manufacture, use, distribute and sell therapeutic products containing the compound prexasertib. The license from Lilly comprises three families of patent filings all relating to ACR-368. Additionally, pursuant to the Lilly Agreement, the Company received ACR-368 drug substance and drug product to be used in future research.

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

As of March 31, 2024, no milestone payments or royalties have been incurred related to the Lilly Agreement.

Companion Diagnostic Agreement

In June 2022, the Company entered into a companion diagnostic agreement (the “Akoya Agreement”) with Akoya Biosciences, Inc. (“Akoya”), pursuant to which the Company has engaged Akoya to co-develop, validate, and commercialize the Company’s proprietary ACR-368 OncoSignature test, the companion diagnostic that will be used to identify patients with cancer most likely to respond to ACR-368. Subject to the terms of the Akoya Agreement, as subsequently amended, the Company paid Akoya a one-time, non-refundable, non-creditable upfront payment in the amount of $0.6 million. The Company is obligated to pay Akoya up to an aggregate of $17.3 million upon the achievement of specified development milestones. Through March 31, 2024, the Company has made aggregate payments of $8.3 million to Akoya. No milestones were achieved during the three months ended March 31, 2024. During the three months ended March 31, 2023, the Company recorded research and development expenses of $1.5 million related to the achievement of milestones.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with each of its directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or services as directors or executive officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its financial statements as of March 31, 2024 and December 31, 2023.

Legal Proceedings

From time to time, in the ordinary course of business, the Company is subject to litigation and regulatory examinations as well as information gathering requests, inquiries and investigations. The Company is not currently party to any material legal proceedings and is not aware of any pending or threatened legal proceedings that could have an adverse effect on the Company's business, operating results or financial condition.

Other Contracts

The Company enters into contracts in the normal course of business with various third parties for preclinical research studies, clinical trials, testing, manufacturing and other services. These contracts generally provide for termination upon notice and are cancelable without significant penalty or payment, and do not contain any minimum purchase commitments.

12. Employee Benefit Plans

Effective January 1, 2019, the Company adopted a 401(k) Plan for its employees, which is designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) Plan within statutory and 401(k) Plan limits. Since inception of the 401(k) Plan and through the three months ended March 31, 2024, the Company has not made any contributions to the 401(k) Plan.

13. Subsequent Events

Akoya Milestone Achievement

In April 2024, the Company incurred three additional development milestones under the Akoya Agreement for a total of $1.8 million.

PIPE Securities Purchase Agreement

On April 8, 2024, the Company entered into the PIPE Purchase Agreement for a private placement with certain institutional and accredited investors. Pursuant to the PIPE Purchase Agreement, the Company agreed to issue and sell to the PIPE investors an aggregate of (i) 8,235,000 shares of the Company’s common stock at a purchase price of $8.50 per share, and (ii) pre-funded warrants (“Pre-Funded Warrants”) to purchase up to an aggregate of 7,060,000 shares of common stock at a purchase price of $8.499 per Pre-Funded Warrant, which represents the per share purchase price of the common stock less the $0.001 per share exercise price for each Pre-Funded Warrant. The Pre-Funded Warrants will be exercisable at any time after the date of issuance and will not expire.

The holders of Pre-Funded Warrants may not exercise a Pre-Funded Warrant if the holder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise. The holders of Pre-Funded Warrants may increase or decrease such percentage by providing at least 61 days’ prior notice to the Company, but not in excess of 19.99% in the case of an increase.

The aggregate gross proceeds from the PIPE, which closed on April 11, 2024, were $130.0 million, before deducting the placement agent fee and other offering expenses and excluding any proceeds the Company may receive upon exercise of the Pre-Funded Warrants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2023 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 28, 2024. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Special Note Regarding Forward-Looking Statements” and “Risk Factors” sections of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Acrivon,” the “Company,” “we,” “us,” and “our” refer to Acrivon Therapeutics, Inc. and its subsidiaries.

Overview

We are a clinical stage biopharmaceutical company discovering and developing next-generation precision oncology medicines that we match to patients whose tumors are predicted to be sensitive to each specific medicine by utilizing our proprietary, machine learning-enabled proteomics-based platform, AP3. Previously approved precision oncology treatments, such as kinase inhibitors, have transformed the cancer treatment landscape, and while the therapeutic benefit of these agents has provided significant benefit to patients, these precision oncology treatments unfortunately only address the less than 10% of patients with cancers that harbor certain easily-identifiable genetic mutations. In diseases outside oncology, e.g. autoimmune, inflammatory, fibrotic, and metabolic disorders, recurrent mutations in individual patients that can be linked to disease pathogenesis are exceedingly rare. Accordingly, genetics-based precision medicine approaches to treat only the patients that benefit from a particular therapeutic has been even more challenging in such diseases.

Our approach is designed to overcome the limitations of genomics-based patient selection methods. We do this by using AP3 to discover and develop our pipeline of innovative oncology drug candidates. The AP3 platform is engineered to measure compound-specific effects on the entire tumor cell protein signaling network and drug-induced resistance mechanisms in an unbiased manner and is modality and disease agnostic. These distinctive capabilities enable AP3’s direct application for drug design optimization for monotherapy activity, the identification of rational drug combinations, and the creation of drug-specific proprietary OncoSignature companion diagnostics that are used to identify the patients most likely to benefit from our drug candidates.

We are currently advancing our lead candidate, ACR-368 (also called prexasertib), a selective small molecule inhibitor targeting CHK1 and CHK2 with sub single-digit nM and single-digit nM potency, respectively, in a potentially registrational Phase 2 trial across multiple solid tumor types. We are continuing enrollment and dosing of patients in this multi-center trial based on OncoSignature-predicted sensitivity to ACR-368 in patients with locally advanced or metastatic, recurrent platinum-resistant ovarian cancer, as well as endometrial adenocarcinoma or urothelial cancer, two tumor types predicted to be sensitive to ACR-368 through OncoSignature screening and not previously evaluated in past clinical trials.

Our ACR-368 OncoSignature test, which has not yet obtained regulatory approval, has been extensively evaluated in preclinical studies, including in two separate, blinded, prospectively-designed studies on pretreatment tumor biopsies collected from patients with ovarian cancer treated with ACR-368 in past Phase 2 clinical trials conducted by Eli Lilly and Company, or Lilly, and at the National Cancer Institute providing evidence of robust enrichment of responders through our method.

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

In April 2024, we presented initial positive clinical data from the ongoing registrational-intent Phase 2 ACR-368 clinical trials, which provided initial, prospective validation of the OncoSignature test’s ability to identify ovarian and endometrial patients sensitive to ACR-368 monotherapy in the ongoing clinical trial, with clear segregation of RECIST responders in the OncoSignature-positive (50% confirmed objective response rate, or ORR, in 10 patients) versus OncoSignature-negative (0% ORR in 16 patients) arms (p-value=0.0038).

On May 8, 2023, ACR-368 was granted two Fast Track designations from the U.S. Food and Drug Administration for the investigation of ACR-368 monotherapy for patients with OncoSignature-positive platinum-resistant ovarian cancer and endometrial cancer. On November 16, 2023, the ACR-368 OncoSignature test was granted Breakthrough Device Designation for the identification of ovarian cancer patients who may benefit from treatment with ACR-368. This designation reflects the FDA’s determination that the device is reasonably expected to provide for more effective treatment or diagnosis of life-threatening or irreversibly debilitating human disease or conditions.

In addition to ACR-368, we are also leveraging our proprietary AP3 precision medicine platform to rationally design and develop internally-discovered co-crystallography-driven, preclinical stage pipeline programs. These include ACR-2316, a potent, selective WEE1/PKMYT1 inhibitor designed using AP3 for superior single-agent activity as demonstrated in preclinical studies against clinically relevant comparators, and a potential first-in-class cell cycle program for an undisclosed target initiated following the same AP3 approach. ACR-2316 is being rapidly advanced in IND-enabling studies, and, in April 2024, we announced new preclinical data for ACR-2316, including accelerated timelines, with IND filing now expected in Q3 2024 and the initiation of a clinical trial anticipated in Q4 2024.

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

Since inception, we have funded our operations primarily with proceeds from the sales of shares of our convertible preferred stock, the issuance of convertible notes, and our initial public offering, or IPO, and concurrent private placement. Upon the closing of our IPO on November 17, 2022, only common stock remains issued and outstanding. In addition, on April 8, 2024, we entered into a Private Investment in Public Equity, or PIPE, securities purchase agreement, or the PIPE Purchase Agreement, for a private placement with certain institutional and accredited investors, or the April 2024 Private Placement. Pursuant to the PIPE Purchase Agreement, we agreed to issue and sell to the PIPE investors an aggregate of (i) 8,235,000 shares of our common stock, and (ii) pre-funded warrants to purchase up to an aggregate of 7,060,000 shares of our common stock. We received $130.0 million in aggregate gross proceeds from the PIPE, before deducting the placement agent fee and other offering expenses and excluding any proceeds we may receive upon exercise of the Pre-Funded Warrants.

We have incurred operating losses since inception. Our net losses for the three months ended March 31, 2024 and 2023 were $16.5 million and $12.8 million, respectively. As of March 31, 2024, we had an accumulated deficit of $132.9 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, particularly if and as we:

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

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time that we can generate significant revenue from drug sales, if ever, we expect to finance our operations through the sale of equity, debt financings or other capital sources, including potential collaborations with other companies or other strategic transactions. If we are unable to raise capital as needed, this could have a negative impact on our financial condition and ability to pursue our business strategies including requiring us to delay, reduce or eliminate drug development or future commercialization efforts. The amount and timing of our future funding requirements will depend on many factors including the successful advancement of ACR-368, the ACR-368 OncoSignature, ACR-2316, or any future drug candidates. Our ability to raise additional funds may also be adversely impacted by potential worsening global economic conditions, and disruptions to, and volatility in the credit and financial markets in the United States and worldwide, such as those resulting from conflicts in the Middle East and the war in Ukraine. There can be no assurances that the current operating plan will be achieved or that additional funding will be available on terms acceptable to us, or at all.

As of March 31, 2024, we had cash, cash equivalents and investments of $110.0 million. We believe that our existing cash, cash equivalents and investments as of March 31, 2024, together with the gross proceeds of $130.0 million raised from the April 2024 Private Placement, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See the section titled “—Liquidity and Capital Resources.”

Companion Diagnostic Agreement

In June 2022, we entered into a companion diagnostic agreement with Akoya Biosciences, Inc., or Akoya, pursuant to which we agreed to co-develop, validate, and commercialize our proprietary ACR-368 OncoSignature test, the companion diagnostic that will be used to identify patients with cancer most likely to respond to ACR-368.

Pursuant to the agreement, we paid Akoya a one-time, non-refundable, non-creditable upfront payment in the amount of $0.6 million. We are obligated to pay Akoya up to an aggregate of $17.3 million upon the achievement of specified development milestones. As of May 14, 2024, development milestones totaling $10.1 million have been achieved by Akoya under the agreement. Other than certain specified pass-through costs, each party is responsible for its own costs associated with the development of the companion diagnostic. Akoya will procure and manufacture necessary supplies to perform the ACR-368 OncoSignature test to support our clinical development and commercial requirements, in accordance with a supply agreement to be mutually agreed upon by the parties. We may terminate the agreement at our convenience, subject to the payment of a termination fee in the amount of $1.0 million.

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
•
costs related to manufacturing material for our clinical trials, including fees paid to contract manufacturing organizations, or CMOs;
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

We record direct costs for our early stage, discovery, and development drug candidates at the program level. Other costs inclusive of personnel, facilities, and supplies are not allocated at the program level.

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
•
whether our drug candidates show efficacy with an increased ORR through patient responder identification in our clinical trials;
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

Other Income (Expense), Net

Interest Income

Interest income consists of interest income earned on cash equivalents and investments and amortization of premiums and accretion of discounts to maturity for available-for-sale debt securities.

Other Expense, Net

Other expense, net primarily consists of unrealized gains and losses on foreign currency transactions, state taxes, and investment management fees.

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table summarizes our results of operations (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Operating expenses:
Research and development	$11,473	$9,758	$1,715
General and administrative	6,195	4,635	1,560
Total operating expenses	17,668	14,393	3,275
Loss from operations	(17,668)	(14,393)	(3,275)
Other income (expense), net:
Interest income	1,446	1,807	(361)
Other expense, net	(264)	(170)	(94)
Total other income, net	1,182	1,637	(455)
Net loss	$(16,486)	$(12,756)	$(3,730)

Research and Development Expenses

The following table summarizes our research and development expenses (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Direct research and development expenses by program:
ACR-368	$5,117	$4,272	$845
Other drug discovery programs	1,320	1,527	(207)
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	4,191	3,287	904
Facilities, supplies and other	845	672	173
Total research and development expenses	$11,473	$9,758	$1,715

Research and development expenses were $11.5 million for the three months ended March 31, 2024, compared to $9.8 million for the three months ended March 31, 2023. The increase of $1.7 million was primarily due to:

•
a $0.8 million net increase in costs related to the continued progression of the ACR-368 clinical trial and related activities;
•
a $0.2 million decrease in costs related to the timing of preclinical drug discovery activities progression, inclusive of the novel, internally-discovered development candidate ACR-2316 that was declared in the third quarter of 2023;
•
a $0.9 million increase in personnel-related costs, including $0.1 million of stock-based compensation expense, primarily due to an increase in headcount to facilitate research activities supporting ACR-2316 and our other pipeline programs and progression of our clinical stage ACR-368 program; and
•
a $0.2 million increase in facilities, supplies and other expenses, primarily due to an increase in headcount and related research activities, as well as the cessation of sublease rent income, which had been recorded as an offset to research and development expenses.

General and Administrative Expenses

The following table summarizes our general and administrative expenses (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Personnel related (including stock-based compensation)	$4,432	$3,302	$1,130
Legal and professional fees	1,176	994	182
Facilities, supplies and other	587	339	248
Total general and administrative expenses	$6,195	$4,635	$1,560

General and administrative expenses were $6.2 million for the three months ended March 31, 2024, compared to $4.6 million for the three months ended March 31, 2023. The increase of $1.6 million was primarily due to:

•
a $1.1 million increase in payroll and employee-related expenses, including $0.6 million of stock-based compensation expense;
•
a $0.2 million increase in legal, accounting and professional fees due to additional costs associated with operating as a public company; and
•
a $0.2 million increase in facilities, supplies, and other expenses, primarily due to an increase in headcount.

Total Other Income, Net

Total other income, net was $1.2 million for the three months ended March 31, 2024, compared to total other income, net of $1.6 million for the three months ended March 31, 2023. The change of $0.4 million is primarily attributable to a decrease in interest income and accretion earned on our investments.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not recognized any revenue and have incurred significant losses in each period and on an aggregate basis. We have not yet commercialized any drug candidates, and we do not expect to generate revenue from sales of any drug candidates or from other sources for several years, if at all. As of March 31, 2024, we had $110.0 million in cash, cash equivalents and investments, and we had an accumulated deficit of $132.9 million. We have funded our operations primarily with proceeds from the sales of shares of our convertible preferred stock, the issuance of convertible notes, and our IPO and concurrent private placement. Upon the closing of our IPO on November 17, 2022, only common stock remains issued and outstanding. On December 1, 2023, we filed the Registration Statement with the SEC and simultaneously entered into a sales agreement with TD Cowen, as sales agent, for the ATM Program. In addition, on April 8, 2024, we entered into the PIPE Purchase Agreement in which we agreed to issue and sell to the PIPE investors an aggregate of (i) 8,235,000 shares of our common stock, and (ii) pre-funded warrants to purchase up to an aggregate of 7,060,000 shares of our common stock. We received $130.0 million in aggregate gross proceeds from the PIPE, before deducting the placement agent fee and other offering expenses and excluding any proceeds we may receive upon exercise of the Pre-Funded Warrants. We believe that our existing cash, cash equivalents and investments of $110.0 million as of March 31, 2024, together with the gross proceeds of $130.0 million raised from the April 2024 Private Placement, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2026.

Cash Flows

The following table summarizes our cash flows (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(17,083)	$(11,357)
Net cash provided by investing activities	5,850	9,327
Net cash used in financing activities	(172)	—
Net decrease in cash, cash equivalents, and restricted cash	$(11,405)	$(2,030)

Net Cash Used in Operating Activities

Net cash used in operating activities was $17.1 million for the three months ended March 31, 2024, compared to net cash used in operating activities of $11.4 million for the three months ended March 31, 2023. The increase in net cash used in operating activities of $5.7 million was primarily driven by an increase in net loss of $3.7 million, partially offset by a $0.7 million increase in non-cash stock-based compensation expense.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $5.9 million for the three months ended March 31, 2024, resulting from $35.0 million in proceeds from maturities of short-term investments, offset by purchases of short-term investments of $28.3 million and purchases of property and equipment of $0.8 million.

Net cash provided by investing activities was $9.3 million for the three months ended March 31, 2023, resulting from $26.3 million in proceeds from maturities of short-term investments, offset by $17.0 million in purchases of short-term and long-term investments.

Net Cash Used in Financing Activities

Net cash used in financing activities was $0.2 million for the three months ended March 31, 2024, resulting from $0.2 million of payments for tax withholdings related to the vesting of restricted stock units and $0.1 million of payments of offering costs, offset by $0.1 million in proceeds from the exercise of stock options.

There was immaterial net cash provided by financing activities for the three months ended March 31, 2023 related to the exercise of stock options.

Funding Requirements

As of March 31, 2024, our cash, cash equivalents and investments were $110.0 million. We believe that our existing cash, cash equivalents and investments as of March 31, 2024, together with the gross proceeds of $130.0 million raised from the April 2024 Private Placement, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we expect.

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

Contractual Obligations

During the three months ended March 31, 2024, there were no material changes to our contractual obligations and commitments from those described in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 28, 2024.

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

Recent Accounting Pronouncements

A description of recently adopted accounting pronouncements that may potentially impact our financial position, results of operations and cash flows is disclosed in Note 2 to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Limitations on Effectiveness of Disclosure Controls and Procedures

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not currently subject to any material legal proceedings.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. Information regarding risk factors appears in "Part I, Item 1A. Risk Factors" of our 2023 Form 10-K. Except as otherwise described herein, there have been no material changes in our risk factors from those previously disclosed in our 2023 Form 10-K.

We have incurred significant losses since our inception. We expect to incur losses over the next several years and may never achieve or maintain profitability.

Since our inception, we have incurred significant losses, and we expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net loss was $60.4 million for the year ended December 31, 2023, and $16.5 million and $12.8 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $132.9 million. Since our inception, we have financed our operations primarily with proceeds from the sales of shares of our convertible preferred stock and the issuance of convertible notes, proceeds raised in our IPO and concurrent private placement, and most recently, proceeds from our April 2024 Private Placement. We have no products approved for commercialization and have never generated any revenue from product sales.

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

As of March 31, 2024, we had cash, cash equivalents and investments of $110.0 million. We believe that our existing cash, cash equivalents and investments as of March 31, 2024, together with the gross proceeds of $130.0 million raised from the April 2024 Private Placement, will be sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2026. This estimate is based on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities, acquisitions of additional drug candidates and changes in regulation. The timing and amount of our funding requirements will depend on many factors, including but not limited to:

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of May 9, 2024, we had 30,876,932 shares of common stock outstanding. This includes 7,550,000 shares sold in our IPO, which may be resold in the public market. As of May 9, 2024, approximately 13.8 million shares were held by our affiliates, who are generally restricted from selling pursuant to securities laws. Our shares may be resold and the market price of our stock could decline if the holders of currently-restricted shares sell them or are perceived by the market as intending to sell them.

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

We also filed a registration statement on Form S-3, which was declared effective by the SEC on April 29, 2024, covering the resale of 8,235,000 shares of our common stock and 7,060,000 shares of our common stock issuable upon the exercise of pre-funded warrants held by selling stockholders who participated in the April 2024 Private Placement. Pursuant to the registration statement on Form S-3, these selling stockholders may resell all or a portion of the 8,235,000 shares of common stock, and all or a portion of the 7,060,000 shares of common stock underlying the pre-funded warrants after the pre-funded warrants are exercised by the holders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

None.

(b) Use of Proceeds from Public Offering of Common Stock

The offer and sale of shares in our IPO was registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-267911), which was declared effective by the SEC on November 9, 2022. As of March 31, 2024, we had used $59.7 million of the net proceeds from the IPO. We have invested the net proceeds from the offering in money market funds, short-term investments, and long-term investments. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on November 16, 2022.

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Effective May 13, 2024, the Board of Directors of the Company appointed Katharine Peterson, CPA, as Vice President of Finance and Chief Accounting Officer. Ms. Peterson served as the Company's Vice President of Finance and Accounting until her appointment as Vice President of Finance and Chief Accounting Officer. In her capacity as Chief Accounting Officer, Ms. Peterson will also assume the role of the Company’s Principal Accounting Officer. Prior to joining the Company in July 2022, Ms. Peterson was Senior Director of Financial Planning & Analysis at Wave Life Sciences from November 2020 to June 2022, and she held various roles within accounting and finance at Spero Therapeutics from July 2016 to November 2020.

There are no arrangements or understandings between Ms. Peterson and any other person pursuant to which Ms. Peterson was appointed as the Chief Accounting Officer. There are no family relationships between Ms. Peterson and any director, executive officer or any person nominated or chosen by the Company to become a director or executive officer. There are no transactions involving Ms. Peterson that would be required to be reported under Item 404(a) of Regulation S-K.

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

Acrivon Therapeutics, Inc.

Date: May 14, 2024	By:	/s/ Peter Blume-Jensen
Peter Blume-Jensen, M.D., Ph.D.
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 14, 2024	By:	/s/ Rasmus Holm-Jorgensen
Rasmus Holm-Jorgensen
Chief Financial Officer
(Principal Financial Officer)