Form 10-Q
period 2024-06-30
Acrivon Therapeutics, Inc.
filed 2024-08-13
CIK 1781174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 8, 2024, the registrant had 30,972,163 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ACRIVON THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share data)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$46,006	$36,015
Short-term investments	134,531	91,443
Prepaid expenses and other current assets	1,821	2,234
Total current assets	182,358	129,692
Property and equipment, net	3,467	3,479
Operating lease right-of-use assets	3,976	4,429
Long-term investments	39,895	—
Restricted cash	421	414
Deferred offering costs	468	251
Total assets	$230,585	$138,265
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,261	$5,048
Accrued expenses and other current liabilities	9,045	7,378
Operating lease liabilities, current	978	877
Total current liabilities	11,284	13,303
Operating lease liabilities, long-term	3,243	3,767
Total liabilities	14,527	17,070
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of June 30, 2024 and December 31, 2023; no shares issued and outstanding as of June 30, 2024 and December 31, 2023.	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 30,966,255 and 22,522,644 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.	31	23
Additional paid-in capital	367,750	237,675
Accumulated other comprehensive loss	(19)	(83)
Accumulated deficit	(151,704)	(116,420)
Total stockholders’ equity	216,058	121,195
Total liabilities and stockholders’ equity	$230,585	$138,265

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACRIVON THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$15,025	$10,521	$26,498	$20,279
General and administrative	6,412	4,999	12,607	9,634
Total operating expenses	21,437	15,520	39,105	29,913
Loss from operations	(21,437)	(15,520)	(39,105)	(29,913)
Other income (expense), net:
Interest income	2,694	1,770	4,140	3,577
Other expense, net	(55)	(164)	(319)	(334)
Total other income, net	2,639	1,606	3,821	3,243
Net loss	$(18,798)	$(13,914)	$(35,284)	$(26,670)
Net loss per share—basic and diluted	$(0.52)	$(0.63)	$(1.20)	$(1.22)
Weighted-average common stock outstanding—basic and diluted	36,132,616	21,971,032	29,361,710	21,945,940
Comprehensive loss:
Net loss	$(18,798)	$(13,914)	$(35,284)	$(26,670)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investments, net of tax	51	(436)	64	(332)
Comprehensive loss	$(18,747)	$(14,350)	$(35,220)	$(27,002)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACRIVON THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2023	22,522,644	$23	$237,675	$(83)	$(116,420)	$121,195
Exercise of common stock options	20,277	—	79	—	—	79
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for tax	94,618	—	(166)	—	—	(166)
Stock-based compensation expense	—	—	3,344	—	—	3,344
Unrealized gain on available-for-sale investments, net of tax	—	—	—	13	—	13
Net loss	—	—	—	—	(16,486)	(16,486)
Balance at March 31, 2024	22,637,539	$23	$240,932	$(70)	$(132,906)	$107,979
Issuance of common stock in private placement, net of issuance costs of $3,360	8,235,000	8	66,629	—	—	66,637
Issuance of pre-funded warrants in private placement, net of issuance costs of $2,881	—	—	57,122	—	—	57,122
Exercise of common stock options	10,598	—	11	—	—	11
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for tax	83,118	—	(510)	—	—	(510)
Stock-based compensation expense	—	—	3,566	—	—	3,566
Unrealized gain on available-for-sale investments, net of tax	—	—	—	51	—	51
Net loss	—	—	—	—	(18,798)	(18,798)
Balance at June 30, 2024	30,966,255	$31	$367,750	$(19)	$(151,704)	$216,058

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

ACRIVON THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(35,284)	$(26,670)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	452	254
Stock-based compensation expense	6,910	5,332
Non-cash lease expense	453	386
Net amortization of premiums and accretion of discounts on investments	(1,676)	(1,901)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	413	2,016
Accounts payable	(3,215)	363
Accrued expenses and other liabilities	1,384	111
Operating lease liabilities	(423)	(360)
Net cash used in operating activities	(30,986)	(20,469)
Cash flows from investing activities:
Purchases of short-term and long-term investments	(163,167)	(16,963)
Proceeds from maturities of short-term investments	81,925	45,765
Purchases of property and equipment	(952)	(137)
Net cash (used in) provided by investing activities	(82,194)	28,665
Cash flows from financing activities:
Proceeds from issuance of common stock in private placement	69,997	—
Proceeds from issuance of pre-funded warrants in private placement	60,003	—
Proceeds from exercise of stock options	90	379
Payments of offering costs	(6,236)	—
Payments of tax withholdings related to vesting of restricted stock units	(676)	—
Net cash provided by financing activities	123,178	379
Net increase in cash, cash equivalents, and restricted cash	9,998	8,575
Cash, cash equivalents and restricted cash at beginning of period	36,429	29,907
Cash, cash equivalents and restricted cash at end of period	$46,427	$38,482
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable	$123	$—
Offering costs in accounts payable and accrued expenses and other current liabilities	$308	$—
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$46,006	$38,074
Restricted cash	421	408
Total cash, cash equivalents, and restricted cash	$46,427	$38,482

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACRIVON THERAPEUTICS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Nature of the Business

Acrivon Therapeutics, Inc., (the “Company”) is a clinical stage biopharmaceutical company developing precision medicines that the Company matches to patients whose tumors are predicted to be sensitive to each specific medicine by utilizing its proteomics-based patient responder identification platform. Acrivon is currently advancing its lead candidate, ACR-368, (also known as prexasertib), a selective small molecule inhibitor targeting CHK1 and CHK2 in a potentially registrational Phase 2 trial across multiple tumor types. The Company has received Fast Track designation from the Food and Drug Administration (“FDA”) for the investigation of ACR-368 as monotherapy based on OncoSignature-predicted sensitivity in patients with platinum-resistant ovarian or endometrial cancer. Acrivon’s ACR-368 OncoSignature test, which has not yet obtained regulatory approval, has been extensively evaluated in preclinical studies, including in two separate, blinded, prospectively-designed studies on pretreatment tumor biopsies collected from past third-party Phase 2 trials in patients with ovarian cancer treated with ACR-368. The FDA has granted Breakthrough Device designation for the ACR-368 OncoSignature assay for the identification of ovarian cancer patients who may benefit from ACR-368 treatment. In April 2024, the Company reported initial positive clinical data from its ongoing registrational-intent Phase 2b trial of ACR-368 for patients with locally advanced or metastatic, recurrent platinum-resistant ovarian cancer or endometrial adenocarcinoma (data cut as of April 1, 2024), including a confirmed objective response rate (per RECIST 1.1) of 50% in the prospective cohort of OncoSignature-positive patients who were efficacy-evaluable. In addition to ACR-368, Acrivon is also leveraging its proprietary AP3 precision medicine platform for developing its co-crystallography-driven, internally-discovered preclinical stage pipeline programs. These include ACR-2316, a potent, selective WEE1/PKMYT1 inhibitor designed for superior single-agent activity as demonstrated in preclinical studies against benchmark inhibitors, and a cell cycle program with an undisclosed target. The Company reported in April 2024 that it is on track for Investigational New Drug filing in the third quarter of 2024, one quarter ahead of previously disclosed timelines.

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

The Company has incurred recurring losses since its inception, including net losses of $35.3 million and $26.7 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024 and December 31, 2023 the Company had an accumulated deficit of $151.7 million and $116.4 million, respectively. To date the Company has not generated any revenues and expects to continue generating operating losses for the foreseeable future as it continues to expand its research and development efforts.

Since its inception, the Company has funded its operations primarily with proceeds from the sales of shares of its convertible preferred stock, the issuance of convertible notes, and an initial public offering (“IPO”) and concurrent private placement. Upon the closing of the Company’s IPO on November 17, 2022, only common stock remains issued and outstanding. On April 8, 2024, the Company entered into a Private Investment in Public Equity (“PIPE”) securities purchase agreement (the “PIPE Purchase Agreement”) for a private placement with certain institutional and accredited investors (the “April 2024 Private Placement”). Pursuant to the PIPE Purchase Agreement, the Company agreed to issue and sell to the PIPE investors an aggregate of (i) 8,235,000 shares of the Company’s common stock at a purchase price of $8.50 per share, and (ii) pre-funded warrants (“Pre-Funded Warrants”) to purchase up to an aggregate of 7,060,000 shares of the Company’s common stock at a purchase price of $8.499 per Pre-Funded Warrant, which represents the per share purchase price of the Company’s common stock less the $0.001 per share exercise price for each Pre-Funded Warrant. The Pre-Funded Warrants are exercisable at any time after the date of issuance and do not expire. The April 2024 Private Placement closed on April 11, 2024, for aggregate net proceeds of $123.8 million, after deducting fees and expenses of $6.2 million. The April 2024 Private Placement is further described in Note 8.

The Company expects that its existing cash, cash equivalents and investments of $220.4 million as of June 30, 2024, will be sufficient to fund its operating expenses and capital expenditure requirements into the second half of 2026, which is at least 12 months from the date these condensed consolidated financial statements were issued.

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

ATM Program

On December 1, 2023, the Company filed a registration statement on Form S-3 (the “Registration Statement”) with the U.S. Securities and Exchange Commission (the “SEC”), which was declared effective on December 15, 2023, which registered the offering, issuance, and sale of up to a maximum aggregate offering price of $300.0 million of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. The Company simultaneously entered into a sales agreement with Cowen and Company, LLC, as sales agent, to provide for the issuance and sale by the Company of up to $100.0 million of common stock from time to time in “at-the-market” offerings under the Registration Statement and related prospectus (“ATM Program”). As of June 30, 2024, no sales had been made pursuant to the ATM Program.

2. Summary of Significant Accounting Policies

The significant accounting policies and estimates used in the preparation of the accompanying unaudited condensed consolidated financial statements are described in the Company’s audited consolidated financial statements for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2024. There have been no material changes in the Company’s significant accounting policies during the six months ended June 30, 2024, except as noted below.

Pre-Funded Warrants

Warrants are accounted for based on the specific terms of the warrant agreements. The Company's pre-funded warrants are indexed to the Company's common stock and meet the criteria to be classified as equity. Proceeds from the issuance of pre-funded warrants are recorded within additional paid-in capital and are not subject to remeasurement. Refer to Note 8 and Note 10 for further information regarding pre-funded warrants issued by the Company.

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

The accompanying condensed consolidated interim financial statements are unaudited but have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of June 30, 2024 and the results of its operations for the three and six months ended June 30, 2024 and 2023 and its cash flows for the six months ended June 30, 2024 and 2023. The consolidated balance sheet as of December 31, 2023 was derived from audited annual financial statements but does not include all disclosures required by U.S. GAAP.

The results for the three and six months ended June 30, 2024 are not necessarily indicative of results to be expected for the full year or for any other subsequent interim period.

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

3. Investments

The following table summarizes the amortized cost and estimated fair value of the Company's U.S. Treasury securities and U.S. government-sponsored enterprise securities, which are considered to be available-for-sale investments and were included in short-term and long-term investments as of June 30, 2024 and in short-term investments as of December 31, 2023 (in thousands):

	June 30, 2024
Short-term investments:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$134,588	$3	$(60)	$134,531
Long-term investments:
U.S. Treasury securities	39,857	38	—	39,895
	$174,445	$41	$(60)	$174,426

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. Treasury securities	$41,470	$22	$(19)	$41,473
U.S. government-sponsored enterprise securities	50,056	—	(86)	49,970
	$91,526	$22	$(105)	$91,443

Certain short-term debt securities with original maturities of less than 90 days are included in cash and cash equivalents on the condensed consolidated balance sheets and are not included in the tables above. As of June 30, 2024 and December 31, 2023, all short-term investments had contractual maturities within one year. As of June 30, 2024, all long-term investments had contractual maturities between one to two years.

The aggregate fair value of available-for-sale securities held by the Company in an unrealized loss position for less than 12 months as of June 30, 2024 was $119.9 million. There were no available-for-sale securities in a continuous unrealized loss position for greater than 12 months. The Company evaluated its securities for potential impairment and considered the decline in market value to be primarily attributable to current economic and market conditions. Additionally, the Company does not intend to sell the investments in an unrealized loss position and does not expect it will be required to sell the investments before recovery of their amortized cost bases, which may be maturity. Given the Company's intent and ability to hold such investments until recovery, and the lack of a significant change in credit risk for these investments, the Company does not consider these investments to be impaired and there are no allowances for credit losses as of June 30, 2024.

4. Fair Value Measurement

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy to determine such fair value (in thousands):

		Fair Value Measurements at June 30, 2024 Using:
Assets:	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$36,885	$36,885	$—	$—
Short-term investments:
U.S. Treasury securities	134,531	134,531	—	—
Long-term investments:
U.S. Treasury securities	39,895	39,895	—	—
Total assets	$211,311	$211,311	$—	$—

		Fair Value Measurements at December 31, 2023 Using:
Assets:	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$31,191	$31,191	$—	$—
Short-term investments:
U.S. Treasury securities	41,473	41,473	—	—
U.S. government-sponsored enterprise securities	49,970	—	49,970	—
Total assets	$122,634	$72,664	$49,970	$—

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

During the six months ended June 30, 2024 and the year ended December 31, 2023, there were no transfers between levels. The Company uses the carrying amounts of its restricted cash, prepaid expenses and other current assets, accounts payable, and accrued expenses and other current liabilities to approximate their fair values due to the short-term nature of these amounts.

5. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Laboratory and computer equipment	$4,584	$2,955
Furniture and fixtures	172	172
Construction in progress	119	1,308
Total property and equipment	4,875	4,435
Less: accumulated depreciation	(1,408)	(956)
Total property and equipment, net	$3,467	$3,479

Depreciation expense related to property and equipment for the three months ended June 30, 2024 and 2023 was $0.2 million and $0.1 million, respectively. Depreciation expense related to property and equipment for the six months ended June 30, 2024 and 2023 was $0.5 million and $0.3 million, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Accrued research and development expenses	$5,069	$2,661
Accrued compensation and benefits	2,947	3,860
Accrued legal, accounting and other professional fees	600	667
Accrued offering costs	283	—
Accrued other	146	190
Total accrued expenses and other current liabilities	$9,045	$7,378

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

The following table summarizes the presentation of the Company’s operating leases on its condensed consolidated balance sheets (in thousands):

Leases	Balance sheet classification	June 30, 2024	December 31, 2023
Assets:
Operating lease assets	Operating lease right-of-use assets	$3,976	$4,429
Total lease assets		$3,976	$4,429
Liabilities:
Current:
Operating lease liabilities	Operating lease liability, current	$978	$877
Noncurrent:
Operating lease liabilities	Operating lease liability, long-term	3,243	3,767
Total lease liabilities		$4,221	$4,644

The components of lease cost under ASC 842 included within research and development expenses and general and administrative expenses in the Company’s condensed consolidated statements of operations and comprehensive loss were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Lease cost	2024	2023	2024	2023
Operating lease cost	$317	$286	$634	$572
Variable lease cost	170	152	299	248
Sublease income	—	—	—	(134)
Total lease cost	$487	$438	$933	$686

As of June 30, 2024 and December 31, 2023, the weighted-average remaining lease term for operating leases was 3.7 years and 4.2 years, respectively, and the weighted-average discount rate was 8.29% and 8.30%, respectively. Cash paid for amounts included in the measurement of lease liabilities was $0.6 million and $0.5 million for the six months ended June 30, 2024 and 2023, respectively.

Future minimum annual lease commitments under the Company’s non-cancelable operating leases as of June 30, 2024 were as follows (in thousands):

Fiscal Year	Amount
2024 (remaining 6 months)	$633
2025	1,306
2026	1,340
2027	1,200
2028	404
Thereafter	—
Total lease payments	4,883
Less: interest	(662)
Present value of operating lease liabilities	$4,221

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

In October 2022, the Board approved the amended and restated certificate of incorporation, which was filed upon the closing of the IPO and which authorized the Company to issue up to 10,000,000 shares of preferred stock, with a par value of $0.001. There are no shares of preferred stock issued or outstanding as of June 30, 2024.

As of June 30, 2024 and December 31, 2023, the Company’s Amended and Restated Certificate of Incorporation authorized the Company to issue 500,000,000 shares of common stock with a par value of $0.001.

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

PIPE Securities Purchase Agreement

On April 8, 2024, the Company entered into the PIPE Purchase Agreement for a private placement with certain institutional and accredited investors. Pursuant to the PIPE Purchase Agreement, the Company agreed to issue and sell to the PIPE investors an aggregate of (i) 8,235,000 shares of the Company’s common stock at a purchase price of $8.50 per share, and (ii) Pre-Funded Warrants to purchase up to an aggregate of 7,060,000 shares of the Company’s common stock at a purchase price of $8.499 per Pre-Funded Warrant, which represents the per share purchase price of the Company’s common stock less the $0.001 per share exercise price for each Pre-Funded Warrant. The Pre-Funded Warrants are exercisable at any time after the date of issuance and do not expire.

The holders of Pre-Funded Warrants may not exercise a Pre-Funded Warrant if the holder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise. The holders of Pre-Funded Warrants may increase or decrease such percentage by providing at least 61 days’ prior notice to the Company, but not in excess of 19.99% in the case of an increase. The Pre-Funded Warrants are indexed to the Company's common stock and were classified as a component of permanent equity in the Company's condensed consolidated balance sheet as they are freestanding financial instruments that are immediately exercisable, do not embody an obligation for the Company to repurchase its own shares and permit the holders to receive a fixed number of shares of common stock upon exercise. The April 2024 Private Placement closed on April 11, 2024, for aggregate net proceeds of $123.8 million, after deducting fees and expenses of $6.2 million. As of June 30, 2024, no Pre-Funded Warrants were exercised.

Common Stock

As of June 30, 2024 and December 31, 2023, the Company had reserved the following shares of common stock for the potential exercise of stock options, potential exercise of pre-funded warrants, vesting of restricted stock units, as well as the remaining shares available for issuance under the 2022 Stock Option Incentive Plan (the “2022 Plan”), the 2022 Employee Stock Purchase Plan (the “2022 ESPP”), and the 2023 Inducement Plan (the “Inducement Plan”):

	June 30, 2024	December 31, 2023
Options to purchase common stock	4,356,771	3,117,042
Pre-funded warrants to purchase common stock	7,060,000	—
Unvested restricted stock units	1,472,741	1,759,918
Remaining shares reserved for future issuance	2,297,940	2,107,745
Total	15,187,452	6,984,705

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

The assumptions that the Company used in the Black-Scholes option-pricing model to determine the grant date fair value of stock options granted were as follows:

	Six Months Ended June 30,
	2024	2023
Risk-free interest rate range	3.93% - 4.57%	3.40% - 4.28%
Dividend yield	0.00%	0.00%
Expected life of options (years)	5.5 - 6.1	5.8 - 6.1
Volatility rate range	81.06% - 82.31%	82.62% - 83.55%
Fair value of common stock range	$3.54 - $8.65	$11.95 - $20.50

The following table summarizes the Company’s stock option activity:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	3,117,042	$7.04	8.34	$3,409
Granted	1,360,308	5.67
Exercised	(30,875)	2.91
Forfeited or canceled	(89,704)	4.04
Outstanding as of June 30, 2024	4,356,771	$6.70	8.45	$5,006
Vested and expected to vest as of June 30, 2024	4,356,771	$6.70	8.45	$5,006
Vested and exercisable as of June 30, 2024	1,610,962	$5.76	7.62	$3,472

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the common stock as of the end of the reporting period. The aggregate intrinsic value of options exercised during the six months ended June 30, 2024 and 2023 was $0.1 million and $1.5 million, respectively.

The weighted-average grant date fair value of the Company’s stock options granted during the three months ended June 30, 2024 and 2023 was $4.91 and $8.92 per option, respectively. The weighted-average grant date fair value of the Company’s stock options granted during the six months ended June 30, 2024 and 2023 was $4.10 and $10.49 per option, respectively. As of June 30, 2024, there was $13.5 million of unrecognized stock-based compensation expense related to stock option grants. The Company expects to recognize this amount over a weighted-average period of 2.6 years.

The total fair value of options vested during the three months ended June 30, 2024 and 2023 was $1.0 million and $0.5 million, respectively. The total fair value of options vested during the six months ended June 30, 2024 and 2023 was $2.0 million and $0.8 million, respectively.

RSUs

The Company has granted RSUs with service vesting based conditions. Unvested shares of restricted common stock may not be sold or transferred by the holder. They are legally issued and outstanding. These restrictions lapse according to the time-based vesting of each award.

A summary of the RSU activity during the six months ended June 30, 2024 is as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2023	1,759,918	$12.09
Vested	(287,177)	12.53
Unvested at June 30, 2024	1,472,741	$12.01

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

No RSUs were granted during the three and six months ended June 30, 2024. The weighted-average grant date fair value of the Company’s RSUs granted during the three and six months ended June 30, 2023 was $11.97 and $15.10 per RSU, respectively. As of June 30, 2024, there was $15.1 million of unrecognized stock-based compensation expense related to RSUs. The Company expects to recognize this amount over a weighted-average period of 1.8 years.

The total fair value of RSUs vested during the three and six months ended June 30, 2024 was $1.8 million and $3.6 million, respectively. No RSUs vested during the three and six months ended June 30, 2023.

Stock-Based Compensation Expense

Stock-based compensation expense included in the Company’s condensed consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
General and administrative	$2,788	$2,075	$5,454	$4,095
Research and development	778	611	1,456	1,237
Total stock-based compensation expense	$3,566	$2,686	$6,910	$5,332

10. Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to common stockholders—basic and diluted	$(18,798)	$(13,914)	$(35,284)	$(26,670)
Denominator:
Weighted-average common stock outstanding—basic and diluted	36,132,616	21,971,032	29,361,710	21,945,940
Net loss per share—basic and diluted	$(0.52)	$(0.63)	$(1.20)	$(1.22)

As described in Note 8, the Pre-Funded Warrants to purchase up to an aggregate of 7,060,000 shares of the Company’s common stock at a purchase price of $8.499 per Pre-Funded Warrant were classified as a component of permanent equity in the Company's condensed consolidated balance sheet as they are freestanding financial instruments that are immediately exercisable, do not embody an obligation for the Company to repurchase its own shares and permit the holders to receive a fixed number of shares of common stock upon exercise. All of the shares underlying the Pre-Funded Warrants have been included in the weighted-average number of shares of common stock used to calculate basic and diluted net loss per common share for the three and six months ended June 30, 2024, because the shares may be issued for little or no consideration, are fully vested, and are exercisable after the original issuance date of the Pre-Funded Warrants.

The Company’s potentially dilutive securities, which include stock options and RSUs, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following shares from the computation of diluted net loss per share attributable to common stockholders as of June 30, 2024 and 2023 because including them would have had an anti-dilutive effect:

	June 30,
	2024	2023
Options to purchase common stock	4,356,771	3,130,630
Unvested restricted stock units	1,472,741	1,805,055

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

As of June 30, 2024, no milestone payments or royalties have been incurred related to the Lilly Agreement.

Companion Diagnostic Agreement

In June 2022, the Company entered into a companion diagnostic agreement (the “Akoya Agreement”) with Akoya Biosciences, Inc. (“Akoya”), pursuant to which the Company has engaged Akoya to co-develop, validate, and commercialize the Company’s proprietary ACR-368 OncoSignature test, the companion diagnostic that will be used to identify patients with cancer most likely to respond to ACR-368. Subject to the terms of the Akoya Agreement, as subsequently amended, the Company paid Akoya a one-time, non-refundable, non-creditable upfront payment in the amount of $0.6 million. The Company is obligated to pay Akoya up to an aggregate of $17.3 million upon the achievement of specified development milestones. Through June 30, 2024, the Company has made aggregate payments of $10.1 million to Akoya. During the three months ended June 30, 2024, the Company recorded $1.8 million of research and development expense related to the achievement of milestones. No milestones were achieved during the three months ended June 30, 2023. During the six months ended June 30, 2024 and 2023, the Company recorded $1.8 million and $1.5 million, respectively, of research and development expense related to the achievement of milestones.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with each of its directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or services as directors or executive officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its financial statements as of June 30, 2024 and December 31, 2023.

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

12. Employee Benefit Plans

Effective January 1, 2019, the Company adopted a 401(k) Plan for its employees, which is designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) Plan within statutory and 401(k) Plan limits. Since inception of the 401(k) Plan and through the six months ended June 30, 2024, the Company has not made any contributions to the 401(k) Plan.

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

Overview

We are a clinical stage precision medicine company utilizing our Acrivon Precision Predictive Proteomics (AP3) platform for the discovery, design, and development of drug candidates through a mechanistic match to patients whose disease is predicted sensitive to the specific treatment. Previously approved precision oncology treatments, such as kinase inhibitors, have transformed the cancer treatment landscape, and while the therapeutic benefit of these agents has provided significant benefit to patients, these precision oncology treatments unfortunately only address the less than 10% of patients with cancers that harbor certain easily-identifiable genetic mutations. In diseases outside oncology, e.g. autoimmune, inflammatory, fibrotic, and metabolic disorders, recurrent mutations in individual patients that can be linked to disease pathogenesis are exceedingly rare. Accordingly, genetics-based precision medicine approaches to treat only the patients that benefit from a particular therapeutic have been even more challenging in such diseases.

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

In April 2024, we presented initial positive clinical data from the ongoing registrational-intent Phase 2 ACR-368 clinical trials, which provided initial, prospective validation of the OncoSignature test’s ability to identify ovarian and endometrial patients sensitive to ACR-368 monotherapy, with clear segregation of RECIST responders in the OncoSignature-positive (50% confirmed objective response rate, or ORR, in 10 patients) versus OncoSignature-negative (0% ORR in 16 patients) arms (p-value=0.0038).

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

In addition to ACR-368, we are also leveraging our proprietary AP3 precision medicine platform to rationally design and develop internally-discovered co-crystallography-driven, preclinical stage pipeline programs. These include ACR-2316, a potent, selective WEE1/PKMYT1 inhibitor designed using AP3 for superior single-agent activity as demonstrated in preclinical studies against clinically relevant comparators, and a potential first-in-class cell cycle program for an undisclosed target initiated following the same AP3 approach. In April 2024, we announced new preclinical data for ACR-2316, including accelerated timelines, and we remain on track to start a Phase I clinical study in the fourth quarter of 2024.

Since our inception in 2018, we have devoted substantially all of our resources toward conducting discovery and research activities, organizing and staffing our company, business planning, acquiring and internally discovering drug candidates, establishing and protecting our intellectual property portfolio, developing and progressing ACR-368 and the ACR-368 OncoSignature, preparing for and conducting preclinical studies and clinical trials, establishing arrangements with third parties for the manufacture of ACR-368, the ACR-368 OncoSignature and component materials, advancing our internal co-crystallography-driven, AP3-enabled preclinical programs, conducting preclinical and IND-enabling studies for ACR-2316, as well as raising capital. We do not have any drug candidates approved for sale and have not generated any revenue from drug sales.

Since inception, we have funded our operations primarily with proceeds from the sales of shares of our convertible preferred stock, the issuance of convertible notes, and our initial public offering, or IPO, and concurrent private placement. Upon the closing of our IPO on November 17, 2022, only common stock remains issued and outstanding. In addition, on April 8, 2024, we entered into a Private Investment in Public Equity, or PIPE, securities purchase agreement, or the PIPE Purchase Agreement, for a private placement with certain institutional and accredited investors, or the April 2024 Private Placement. Pursuant to the PIPE Purchase Agreement, we agreed to issue and sell to the PIPE investors an aggregate of (i) 8,235,000 shares of our common stock at a purchase price of $8.50 per share, and (ii) pre-funded warrants, or Pre-Funded Warrants, to purchase up to an aggregate of 7,060,000 shares of our common stock at a purchase price of $8.499 per Pre-Funded Warrant, which represents the per share purchase price of our common stock less the $0.001 per share exercise price for each Pre-Funded Warrant. The Pre-Funded Warrants are exercisable at any time after the date of issuance and do not expire. The April 2024 Private Placement closed on April 11, 2024, for aggregate net proceeds of $123.8 million, after deducting fees and expenses of $6.2 million.

We have incurred operating losses since inception. Our net losses for the six months ended June 30, 2024 and 2023 were $35.3 million and $26.7 million, respectively. As of June 30, 2024, we had an accumulated deficit of $151.7 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, particularly if and as we:

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

As of June 30, 2024, we had cash, cash equivalents and investments of $220.4 million. We believe that our existing cash, cash equivalents and investments as of June 30, 2024, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See the section titled “—Liquidity and Capital Resources.”

Companion Diagnostic Agreement

In June 2022, we entered into a companion diagnostic agreement with Akoya Biosciences, Inc., or Akoya, pursuant to which we agreed to co-develop, validate, and commercialize our proprietary ACR-368 OncoSignature test, the companion diagnostic that will be used to identify patients with cancer most likely to respond to ACR-368.

Pursuant to the agreement, we paid Akoya a one-time, non-refundable, non-creditable upfront payment in the amount of $0.6 million. We are obligated to pay Akoya up to an aggregate of $17.3 million upon the achievement of specified development milestones. As of August 13, 2024, development milestones totaling $10.1 million have been achieved by Akoya under the agreement. Other than certain specified pass-through costs, each party is responsible for its own costs associated with the development of the companion diagnostic. Akoya will procure and manufacture necessary supplies to perform the ACR-368 OncoSignature test to support our clinical development and commercial requirements, in accordance with a supply agreement to be mutually agreed upon by the parties. We may terminate the agreement at our convenience, subject to the payment of a termination fee in the amount of $1.0 million.

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

The successful development of our ACR-368 and ACR-368 OncoSignature test or any other future drug candidates, including ACR-2316, is highly uncertain. We plan to substantially increase our research and development expenses for the foreseeable future as we continue the development of ACR-368 and manufacturing processes and conduct discovery and research activities for our clinical and preclinical programs, including ACR-2316 and any new programs.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations (in thousands):

	Three Months Ended June 30,
	2024	2023	Change
Operating expenses:
Research and development	$15,025	$10,521	$4,504
General and administrative	6,412	4,999	1,413
Total operating expenses	21,437	15,520	5,917
Loss from operations	(21,437)	(15,520)	(5,917)
Other income (expense), net:
Interest income	2,694	1,770	924
Other expense, net	(55)	(164)	109
Total other income, net	2,639	1,606	1,033
Net loss	$(18,798)	$(13,914)	$(4,884)

Research and Development Expenses

The following table summarizes our research and development expenses (in thousands):

	Three Months Ended June 30,
	2024	2023	Change
Direct research and development expenses by program:
ACR-368	$7,883	$4,659	$3,224
Other drug discovery programs	1,803	1,568	235
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	4,329	3,373	956
Facilities, supplies and other	1,010	921	89
Total research and development expenses	$15,025	$10,521	$4,504

Research and development expenses were $15.0 million for the three months ended June 30, 2024, compared to $10.5 million for the three months ended June 30, 2023. The increase of $4.5 million was primarily driven by:

•
a $3.2 million net increase in costs related to the continued progression of the ACR-368 clinical trial and related activities;
•
a $0.2 million increase in costs related to the timing of preclinical drug discovery activities progression, inclusive of the novel, internally-discovered development candidate ACR-2316 that was declared in the third quarter of 2023; and
•
a $1.0 million increase in personnel-related costs, including $0.2 million of stock-based compensation expense, primarily due to an increase in headcount to facilitate research activities supporting ACR-2316 and our other pipeline programs and progression of our clinical stage ACR-368 program.

General and Administrative Expenses

The following table summarizes our general and administrative expenses (in thousands):

	Three Months Ended June 30,
	2024	2023	Change
Personnel related (including stock-based compensation)	$4,519	$3,219	$1,300
Legal and professional fees	1,326	1,355	(29)
Facilities, supplies and other	567	425	142
Total general and administrative expenses	$6,412	$4,999	$1,413

General and administrative expenses were $6.4 million for the three months ended June 30, 2024, compared to $5.0 million for the three months ended June 30, 2023. The increase of $1.4 million was primarily driven by a $1.3 million increase in payroll and employee-related expenses, including $0.7 million of stock-based compensation expense.

Total Other Income, Net

Total other income, net was $2.6 million for the three months ended June 30, 2024, compared to total other income, net of $1.6 million for the three months ended June 30, 2023. The change of $1.0 million is primarily attributable to an increase in interest income and accretion earned on our investments.

Comparison of the Six Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations (in thousands):

	Six Months Ended June 30,
	2024	2023	Change
Operating expenses:
Research and development	$26,498	$20,279	$6,219
General and administrative	12,607	9,634	2,973
Total operating expenses	39,105	29,913	9,192
Loss from operations	(39,105)	(29,913)	(9,192)
Other income (expense), net:
Interest income	4,140	3,577	563
Other expense, net	(319)	(334)	15
Total other income, net	3,821	3,243	578
Net loss	$(35,284)	$(26,670)	$(8,614)

Research and Development Expenses

The following table summarizes our research and development expenses (in thousands):

	Six Months Ended June 30,
	2024	2023	Change
Direct research and development expenses by program:
ACR-368	$13,000	$8,932	$4,068
Other drug discovery programs	3,122	3,096	26
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	8,520	6,660	1,860
Facilities, supplies and other	1,856	1,591	265
Total research and development expenses	$26,498	$20,279	$6,219

Research and development expenses were $26.5 million for the six months ended June 30, 2024, compared to $20.3 million for the six months ended June 30, 2023. The increase of $6.2 million was primarily due to:

•
a $4.1 million net increase in costs related to the continued progression of the ACR-368 clinical trial and related activities;
•
a $1.9 million increase in personnel-related costs, including $0.2 million of stock-based compensation expense, primarily due to an increase in headcount to facilitate research activities supporting ACR-2316 and our other pipeline programs and progression of our clinical stage ACR-368 program; and
•
a $0.3 million increase in facilities, supplies and other expenses, primarily due to an increase in headcount and related research activities, as well as the cessation of sublease rent income, which had been recorded as an offset to research and development expenses.

General and Administrative Expenses

The following table summarizes our general and administrative expenses (in thousands):

	Six Months Ended June 30,
	2024	2023	Change
Personnel related (including stock-based compensation)	$8,951	$6,522	$2,429
Legal and professional fees	2,502	2,347	155
Facilities, supplies and other	1,154	765	389
Total general and administrative expenses	$12,607	$9,634	$2,973

General and administrative expenses were $12.6 million for the six months ended June 30, 2024, compared to $9.6 million for the six months ended June 30, 2023. The increase of $3.0 million was primarily due to:

•
a $2.4 million increase in payroll and employee-related expenses, including $1.4 million of stock-based compensation expense;
•
a $0.2 million increase in legal, accounting and professional fees due to additional costs associated with operating as a public company; and
•
a $0.4 million increase in facilities, supplies, and other expenses, primarily due to an increase in headcount.

Total Other Income, Net

Total other income, net was $3.8 million for the six months ended June 30, 2024, compared to total other income, net of $3.2 million for the six months ended June 30, 2023. The change of $0.6 million is primarily attributable to an increase in interest income and accretion earned on our investments.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not recognized any revenue and have incurred significant losses in each period and on an aggregate basis. We have not yet commercialized any drug candidates, and we do not expect to generate revenue from sales of any drug candidates or from other sources for several years, if at all. As of June 30, 2024, we had $220.4 million in cash, cash equivalents and investments, and we had an accumulated deficit of $151.7 million. We have funded our operations primarily with proceeds from the sales of shares of our convertible preferred stock, the issuance of convertible notes, and our IPO and concurrent private placement. Upon the closing of our IPO on November 17, 2022, only common stock remains issued and outstanding. On December 1, 2023, we filed the Registration Statement with the SEC and simultaneously entered into a sales agreement with TD Cowen, as sales agent, for the ATM Program. On April 8, 2024, we entered into the PIPE Purchase Agreement for a private placement with certain institutional and accredited investors. Pursuant to the PIPE Purchase Agreement, we agreed to issue and sell to the PIPE investors an aggregate of (i) 8,235,000 shares of our common stock at a purchase price of $8.50 per share, and (ii) Pre-Funded Warrants to purchase up to an aggregate of 7,060,000 shares of our common stock at a purchase price of $8.499 per Pre-Funded Warrant, which represents the per share purchase price of our common stock less the $0.001 per share exercise price for each Pre-Funded Warrant. The Pre-Funded Warrants are exercisable at any time after the date of issuance and do not expire. The April 2024 Private Placement closed on April 11, 2024, for aggregate net proceeds of $123.8 million, after deducting fees and expenses of $6.2 million. We believe that our existing cash, cash equivalents and investments of $220.4 million as of June 30, 2024, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2026.

Cash Flows

The following table summarizes our cash flows for each of the six month periods presented (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(30,986)	$(20,469)
Net cash (used in) provided by investing activities	(82,194)	28,665
Net cash provided by financing activities	123,178	379
Net increase in cash, cash equivalents, and restricted cash	$9,998	$8,575

Net Cash Used in Operating Activities

Net cash used in operating activities was $31.0 million for the six months ended June 30, 2024, compared to net cash used in operating activities of $20.5 million for the six months ended June 30, 2023. The increase in net cash used in operating activities of $10.5 million was primarily driven by an increase in net loss of $8.6 million, partially offset by a $1.6 million increase in non-cash stock-based compensation expense.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities was $82.2 million for the six months ended June 30, 2024, resulting from purchases of short-term and long-term investments of $163.2 million and purchases of property and equipment of $1.0 million, offset by $81.9 million in proceeds from maturities of short-term investments.

Net cash provided by investing activities was $28.7 million for the six months ended June 30, 2023, resulting primarily from $45.8 million in proceeds from maturities of short-term investments, offset by purchases of short-term and long-term investments of $17.0 million and purchases of property and equipment of $0.1 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $123.2 million for the six months ended June 30, 2024, resulting from $130.0 million in proceeds from the April 2024 Private Placement and $0.1 million in proceeds from the exercise of stock options, offset by $0.7 million of payments for tax withholdings related to the vesting of restricted stock units and $6.2 million of payments of offering costs.

Net cash provided by financing activities was $0.4 million for the six months ended June 30, 2023, resulting from the exercise of stock options.

Funding Requirements

As of June 30, 2024, our cash, cash equivalents and investments were $220.4 million. We believe that our existing cash, cash equivalents and investments as of June 30, 2024, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we expect.

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

Contractual Obligations

During the six months ended June 30, 2024, there were no material changes to our contractual obligations and commitments from those described in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 28, 2024.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since our inception, we have incurred significant losses, and we expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net loss was $60.4 million for the year ended December 31, 2023, and $35.3 million and $26.7 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $151.7 million. Since our inception, we have financed our operations primarily with proceeds from the sales of shares of our convertible preferred stock and the issuance of convertible notes, proceeds raised in our IPO and concurrent private placement, and most recently, proceeds from our April 2024 Private Placement. We have no products approved for commercialization and have never generated any revenue from product sales.

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

As of June 30, 2024, we had cash, cash equivalents and investments of $220.4 million. We believe that our existing cash, cash equivalents and investments as of June 30, 2024, will be sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2026. This estimate is based on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities, acquisitions of additional drug candidates and changes in regulation. The timing and amount of our funding requirements will depend on many factors, including but not limited to:

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of August 8, 2024, we had 30,972,163 shares of common stock outstanding. This includes 7,550,000 shares sold in our IPO, which may be resold in the public market. As of August 8, 2024, approximately 13.9 million shares were held by our affiliates, who are generally restricted from selling pursuant to securities laws. Our shares may be resold and the market price of our stock could decline if the holders of currently-restricted shares sell them or are perceived by the market as intending to sell them.

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

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

The adoption or termination of contracts, instructions or written plans for the potential purchase or sale of our securities by our Section 16 officers and directors for the three months ended June 30, 2024, each of which is intended to satisfy the affirmative defense of Rule 10b5-1(c) ("Rule 10b5-1 Plan"), were as follows:

Name	Title	Action	Date Adopted	Expiration Date	Maximum Number of Securities to Be Sold
Peter Blume-Jensen	CEO, President, Chairman of the board	Adoption	05/28/2024	09/20/2025	440,000
Kristina Masson	EVP Business Operations, Director	Adoption	05/28/2024	09/20/2025	120,000
Eric Devroe	Chief Operating Officer	Adoption	05/29/2024	09/20/2025	20,275
Jean-Marie Cuillerot	Chief Medical Officer	Adoption	06/12/2024	09/20/2025	4,800
Katharine Peterson	Chief Accounting Officer	Adoption	06/13/2024	09/20/2025	19,000
Mary-Alice Miller	Chief Legal Officer	Adoption	06/14/2024	09/20/2025	10,582
Erick Gamelin	Chief Development Officer	Adoption	06/18/2024	09/20/2025	32,600

The above potential sales are contingent on the market price of the Company’s common stock being higher than certain minimum threshold prices specified in each 10b5-1 Plan.

Other than as described above, to date June 30, 2024, none of our directors or Section 16 reporting officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of the SEC's Regulation S-K).

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

Acrivon Therapeutics, Inc.

Date: August 13, 2024	By:	/s/ Peter Blume-Jensen
Peter Blume-Jensen, M.D., Ph.D.
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 13, 2024	By:	/s/ Rasmus Holm-Jorgensen
Rasmus Holm-Jorgensen
Chief Financial Officer
(Principal Financial Officer)