Form 10-Q
period 2024-09-30
Acrivon Therapeutics, Inc.
filed 2024-11-13
CIK 1781174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 7, 2024, the registrant had 31,136,296 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ACRIVON THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share data)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$43,415	$36,015
Short-term investments	144,038	91,443
Prepaid expenses and other current assets	1,531	2,234
Total current assets	188,984	129,692
Property and equipment, net	4,670	3,479
Operating lease right-of-use assets	3,797	4,429
Long-term investments	15,390	—
Restricted cash	196	414
Deferred offering costs	468	251
Other assets	1,179	—
Total assets	$214,684	$138,265
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,506	$5,048
Accrued expenses and other current liabilities	12,273	7,378
Operating lease liabilities, current	1,040	877
Total current liabilities	14,819	13,303
Operating lease liabilities, long-term	2,973	3,767
Total liabilities	17,792	17,070
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of September 30, 2024 and December 31, 2023; no shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 31,130,892 and 22,522,644 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	31	23
Additional paid-in capital	370,224	237,675
Accumulated other comprehensive income (loss)	782	(83)
Accumulated deficit	(174,145)	(116,420)
Total stockholders’ equity	196,892	121,195
Total liabilities and stockholders’ equity	$214,684	$138,265

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACRIVON THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$18,864	$10,267	$45,362	$30,546
General and administrative	6,276	5,870	18,883	15,504
Total operating expenses	25,140	16,137	64,245	46,050
Loss from operations	(25,140)	(16,137)	(64,245)	(46,050)
Other income (expense), net:
Interest income	2,698	1,768	6,838	5,345
Other income (expense), net	1	(97)	(318)	(431)
Total other income, net	2,699	1,671	6,520	4,914
Net loss	$(22,441)	$(14,466)	$(57,725)	$(41,136)
Net loss per share—basic and diluted	$(0.59)	$(0.66)	$(1.79)	$(1.87)
Weighted-average common stock outstanding—basic and diluted	38,105,131	22,081,162	32,297,457	21,991,509
Comprehensive loss:
Net loss	$(22,441)	$(14,466)	$(57,725)	$(41,136)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investments, net of tax	801	125	865	(207)
Comprehensive loss	$(21,640)	$(14,341)	$(56,860)	$(41,343)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACRIVON THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2023	22,522,644	$23	$237,675	$(83)	$(116,420)	$121,195
Exercise of common stock options	20,277	—	79	—	—	79
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for tax	94,618	—	(166)	—	—	(166)
Stock-based compensation expense	—	—	3,344	—	—	3,344
Unrealized gain on available-for-sale investments, net of tax	—	—	—	13	—	13
Net loss	—	—	—	—	(16,486)	(16,486)
Balance at March 31, 2024	22,637,539	$23	$240,932	$(70)	$(132,906)	$107,979
Issuance of common stock in private placement, net of issuance costs of $3,360	8,235,000	8	66,629	—	—	66,637
Issuance of pre-funded warrants in private placement, net of issuance costs of $2,881	—	—	57,122	—	—	57,122
Exercise of common stock options	10,598	—	11	—	—	11
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for tax	83,118	—	(510)	—	—	(510)
Stock-based compensation expense	—	—	3,566	—	—	3,566
Unrealized gain on available-for-sale investments, net of tax	—	—	—	51	—	51
Net loss	—	—	—	—	(18,798)	(18,798)
Balance at June 30, 2024	30,966,255	$31	$367,750	$(19)	$(151,704)	$216,058
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for tax	164,637	—	(1,197)	—	—	(1,197)
Stock-based compensation expense	—	—	3,671	—	—	3,671
Unrealized gain on available-for-sale investments, net of tax	—	—	—	801	—	801
Net loss	—	—	—	—	(22,441)	(22,441)
Balance at September 30, 2024	31,130,892	$31	$370,224	$782	$(174,145)	$196,892

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

ACRIVON THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(57,725)	$(41,136)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	703	387
Stock-based compensation expense	10,581	8,560
Non-cash lease expense	689	584
Net amortization of premiums and accretion of discounts on investments	(2,880)	(2,643)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	703	1,942
Accounts payable	(3,355)	439
Accrued expenses and other liabilities	4,841	2,133
Operating lease liabilities	(687)	(541)
Other assets	(1,179)	—
Net cash used in operating activities	(48,309)	(30,275)
Cash flows from investing activities:
Purchases of short-term and long-term investments	(168,165)	(39,947)
Proceeds from maturities of short-term investments	103,923	70,265
Purchases of property and equipment	(1,941)	(137)
Net cash (used in) provided by investing activities	(66,183)	30,181
Cash flows from financing activities:
Proceeds from issuance of common stock in private placement	69,997	—
Proceeds from issuance of pre-funded warrants in private placement	60,003	—
Proceeds from exercise of stock options	90	457
Payments of offering costs	(6,543)	—
Payments of tax withholdings related to vesting of restricted stock units	(1,873)	—
Net cash provided by financing activities	121,674	457
Net increase in cash, cash equivalents, and restricted cash	7,182	363
Cash, cash equivalents and restricted cash at beginning of period	36,429	29,907
Cash, cash equivalents and restricted cash at end of period	$43,611	$30,270
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities	$588	$161
Right-of-use assets obtained in exchange for operating lease liability	$56	$—
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$43,415	$29,859
Restricted cash	196	411
Total cash, cash equivalents, and restricted cash	$43,611	$30,270

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACRIVON THERAPEUTICS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Nature of the Business

Acrivon Therapeutics, Inc., (the “Company”) is a clinical stage biopharmaceutical company developing precision medicines that the Company matches to patients whose tumors are predicted to be sensitive to each specific medicine by utilizing its proteomics-based patient responder identification platform. Acrivon is currently advancing its lead candidate, ACR-368, (also known as prexasertib), a selective small molecule inhibitor targeting CHK1 and CHK2 in a potentially registrational Phase 2 trial across multiple tumor types. The Company has received Fast Track designation from the U.S. Food and Drug Administration (“FDA”) for the investigation of ACR-368 as monotherapy based on OncoSignature-predicted sensitivity in patients with platinum-resistant ovarian or endometrial cancer. Acrivon’s ACR-368 OncoSignature test, which has not yet obtained regulatory approval, has been extensively evaluated in preclinical studies, including in two separate, blinded, prospectively-designed studies on pretreatment tumor biopsies collected from past third-party Phase 2 trials in patients with ovarian cancer treated with ACR-368. The FDA has granted Breakthrough Device designation for the ACR-368 OncoSignature assay for the identification of ovarian cancer patients who may benefit from ACR-368 treatment. In April 2024, the Company reported initial positive clinical data from its ongoing registrational-intent Phase 2b trial of ACR-368 for patients with locally advanced or metastatic, recurrent platinum-resistant ovarian cancer or endometrial adenocarcinoma (data cut as of April 1, 2024), including a confirmed objective response rate (“ORR”) (per RECIST 1.1) of 50% in the prospective cohort of OncoSignature-positive patients who were efficacy-evaluable. In September 2024, the Company reported additional positive clinical data at the European Society of Medical Oncology conference from the ongoing registrational intent, multicenter Phase 2 trial of ACR-368 in patients with locally advanced or metastatic, recurrent endometrial cancer who had progressed on prior anti-PD-1 therapy, unless ineligible. Endometrial cancer had not been previously studied in prior ACR-368 trials sponsored by Eli Lilly and Company (“Lilly”). Using Acrivon Predictive Precision Proteomics (“AP3”) for indication screening, this tumor type was predicted to be particularly sensitive to ACR-368 prior to the current ongoing Phase 2 study. The data were based on 35 safety-evaluable patients, of which 23 (8 OncoSignature-positive (BM+) and 15 OncoSignature-negative (BM-) patients) were efficacy-evaluable with at least one on-treatment scan (data cut off July 25, 2024). This data included a confirmed overall response rate (“ORR”) of 62.5% (95% CI, 30.4-86.5) observed in prospectively-selected ACR-368 OncoSignature-positive patients with endometrial cancer. The data further validated the Company’s AP3-based ACR-368 OncoSignature assay, which is used for prospective patient selection in this registrational intent trial, achieving a clear segregation of responders in the OncoSignature-positive versus OncoSignature-negative arms (p-value = 0.009).

In addition to ACR-368, Acrivon is also leveraging its proprietary AP3 precision medicine platform for developing its co-crystallography-driven, internally-discovered pipeline programs. These include ACR-2316, the Company's second clinical stage asset, a novel, potent, selective WEE1/PKMYT1 inhibitor designed using AP3 for superior single-agent activity through strong activation of not only CDK1 and CDK2, but also of PLK1 to drive pro-apoptotic cell death, as demonstrated in preclinical studies against benchmark inhibitors. In addition, the Company has a preclinical cell cycle program with an undisclosed target. In September 2024 the Company announced that the FDA had granted Investigational New Drug clearance for ACR-2316 and that initial clinical sites had been activated ahead of timelines. In October 2024, the Company announced that the first patient had been dosed in the Phase 1 clinical trial designed to assess the safety and tolerability of ACR-2316. Additional objectives of this trial include the determination of the maximal tolerated dose and recommended Phase 2 monotherapy dose, characterization of the pharmacokinetic profile, and preliminary evaluation of anti-tumor activity.

The Company was incorporated in March 2018 under the laws of the state of Delaware, and its principal offices are in Watertown, Massachusetts. Also in March 2018, the Company formed Acrivon AB, a wholly-owned subsidiary of the Company, established in Lund, Sweden. In December 2021, the Company formed Acrivon Securities Corporation, a wholly-owned subsidiary, established in Massachusetts.

Liquidity

As an emerging growth entity, the Company has devoted substantially all of its resources since inception to organizing and staffing the Company, business planning, raising capital, establishing its intellectual property portfolio, acquiring or discovering drug candidates, research and development activities for the Company's lead candidate ACR-368, for ACR-2316, the Company's internally discovered clinical stage asset, and other compounds, establishing arrangements with third parties for the manufacture of its drug candidates and component materials, and providing general and administrative support for these operations. As a result, the Company has incurred significant operating losses and negative cash flows from operations since its inception and anticipates such losses and negative cash flows will continue for the foreseeable future.

The Company has incurred recurring losses since its inception, including net losses of $57.7 million and $41.1 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024 and December 31, 2023 the Company had an

accumulated deficit of $174.1 million and $116.4 million, respectively. To date the Company has not generated any revenues and expects to continue generating operating losses for the foreseeable future as it continues to expand its research and development efforts.

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

The Company expects that its existing cash, cash equivalents and investments of $202.8 million as of September 30, 2024, will be sufficient to fund its operating expenses and capital expenditure requirements into the second half of 2026, which is at least 12 months from the date these condensed consolidated financial statements were issued.

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

ATM Program

On December 1, 2023, the Company filed a registration statement on Form S-3 (the “Registration Statement”) with the U.S. Securities and Exchange Commission (the “SEC”), which was declared effective on December 15, 2023, which registered the offering, issuance, and sale of up to a maximum aggregate offering price of $300.0 million of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. The Company simultaneously entered into a sales agreement with Cowen and Company, LLC, as sales agent, to provide for the issuance and sale by the Company of up to $100.0 million of common stock from time to time in “at-the-market” offerings under the Registration Statement and related prospectus (“ATM Program”). As of September 30, 2024, no sales had been made pursuant to the ATM Program.

2. Summary of Significant Accounting Policies

The significant accounting policies and estimates used in the preparation of the accompanying unaudited condensed consolidated financial statements are described in the Company’s audited consolidated financial statements for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2024. There have been no material changes in the Company’s significant accounting policies during the nine months ended September 30, 2024, except as noted below.

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

The accompanying condensed consolidated interim financial statements are unaudited but have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of September 30, 2024 and the results of its operations for the three and nine months ended September 30, 2024 and 2023 and its cash flows for the nine months ended

September 30, 2024 and 2023. The consolidated balance sheet as of December 31, 2023 was derived from audited annual financial statements but does not include all disclosures required by U.S. GAAP.

The results for the three and nine months ended September 30, 2024 are not necessarily indicative of results to be expected for the full year or for any other subsequent interim period.

Recently Adopted Accounting Pronouncements

ASU 2023-07, Segment Reporting (Topic 280)

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses on an interim and annual basis. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. The ASU is effective for annual periods beginning after December 15, 2023 and for interim periods within fiscal years beginning after December 15, 2024. The Company adopted this accounting standard as of January 1, 2024, with no material impact on its condensed consolidated financial statements and related disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted

ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires entities to disclose additional information about specific expense categories in the notes to the financial statements. The ASU is effective for annual periods beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. ASU 2024-03 may be applied retrospectively or prospectively. The Company is currently evaluating the effect of this update on its consolidated financial statements and related disclosures.

3. Investments

The following tables summarize the amortized cost and estimated fair value of the Company's available-for-sale investments as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. Treasury securities	$143,433	$605	$—	$144,038
Long-term investments:
U.S. Treasury securities	15,213	177	—	15,390
	$158,646	$782	$—	$159,428

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. Treasury securities	$41,470	$22	$(19)	$41,473
U.S. government-sponsored enterprise securities	50,056	—	(86)	49,970
	$91,526	$22	$(105)	$91,443

Certain short-term debt securities with original maturities of less than 90 days are included in cash and cash equivalents on the condensed consolidated balance sheets and are not included in the tables above. As of September 30, 2024 and December 31, 2023, all short-term investments had contractual maturities within one year. As of September 30, 2024, all long-term investments had contractual maturities between one to two years.

There were no available-for-sale securities held by the Company in an unrealized loss position as of September 30, 2024. Therefore, the Company does not consider these investments to be impaired and there are no allowances for credit losses as of September 30, 2024.

4. Fair Value Measurement

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy to determine such fair value (in thousands):

		Fair Value Measurements at September 30, 2024:
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$24,406	$24,406	$—	$—
U.S. Treasury securities	10,000	10,000	—	—
Short-term investments:
U.S. Treasury securities	144,038	144,038	—	—
Long-term investments:
U.S. Treasury securities	15,390	15,390	—	—
Total assets	$193,834	$193,834	$—	$—

		Fair Value Measurements at December 31, 2023:
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$31,191	$31,191	$—	$—
Short-term investments:
U.S. Treasury securities	41,473	41,473	—	—
U.S. government-sponsored enterprise securities	49,970	—	49,970	—
Total assets	$122,634	$72,664	$49,970	$—

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

During the nine months ended September 30, 2024 and the year ended December 31, 2023, there were no transfers between levels. The Company uses the carrying amounts of its restricted cash, prepaid expenses and other current assets, accounts payable, and accrued expenses and other current liabilities to approximate their fair values due to the short-term nature of these amounts.

5. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Laboratory and computer equipment	$6,108	$2,955
Furniture and fixtures	200	172
Construction in progress	21	1,308
Total property and equipment	6,329	4,435
Less: accumulated depreciation	(1,659)	(956)
Total property and equipment, net	$4,670	$3,479

Depreciation expense related to property and equipment for the three months ended September 30, 2024 and 2023 was $0.3 million and $0.1 million, respectively. Depreciation expense related to property and equipment for the nine months ended September 30, 2024 and 2023 was $0.7 million and $0.4 million, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Accrued research and development expenses	$7,537	$2,661
Accrued compensation and benefits	4,034	3,860
Accrued legal, accounting and other professional fees	520	667
Accrued other	128	190
Accrued property and equipment	54	—
Total accrued expenses and other current liabilities	$12,273	$7,378

7. Leases

In December 2020, the Company entered into a lease agreement for laboratory and office space located at 480 Arsenal Way, Watertown, Massachusetts (the “Arsenal Way Lease”). The lease commenced in April 2021, with a term of seven years and an option to extend the term for an additional five years. The Company delivered a letter of credit of $0.3 million to the landlord, which was subsequently reduced to $0.2 million in August 2024 in accordance with the lease, which is included in restricted cash in the accompanying condensed consolidated balance sheets. Under the terms of the lease, the base rent is $1.0 million, subject to a 3% annual rent increase, plus an allocation of operating expenses and taxes. In May 2021, the Company subleased a portion of its Arsenal Way Lease to a subtenant. The sublease term expired in March 2023.

In August 2023, the Company entered into an operating lease agreement, denominated in Swedish Krona, for office and laboratory space located in Lund, Sweden. The term of the lease commenced in December 2023. The lease has an initial term of three years, with an option to extend the term for an additional three years.

In July 2024, the Company entered into an operating lease agreement, denominated in Swedish Krona, for additional office and laboratory space adjacent to its existing leased space located in Lund, Sweden. The term of the lease commenced in September 2024. The lease has an initial term of three years, with an option to extend the term for an additional three years.

The following table summarizes the presentation of the Company’s operating leases on its condensed consolidated balance sheets (in thousands):

Leases	Balance sheet classification	September 30, 2024	December 31, 2023
Assets:
Operating lease assets	Operating lease right-of-use assets	$3,797	$4,429
Total lease assets		$3,797	$4,429
Liabilities:
Current:
Operating lease liabilities	Operating lease liability, current	$1,040	$877
Noncurrent:
Operating lease liabilities	Operating lease liability, long-term	2,973	3,767
Total lease liabilities		$4,013	$4,644

The components of lease cost under ASC 842 included within research and development expenses and general and administrative expenses in the Company’s condensed consolidated statements of operations and comprehensive loss were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease cost	2024	2023	2024	2023
Operating lease cost	$319	$286	$953	$857
Variable lease cost	174	152	473	400
Sublease income	—	—	—	(134)
Total lease cost	$493	$438	$1,426	$1,123

As of September 30, 2024 and December 31, 2023, the weighted-average remaining lease term for operating leases was 3.5 years and 4.2 years, respectively, and the weighted-average discount rate was 8.31% and 8.30%, respectively. Cash paid for amounts included in the measurement of lease liabilities was $0.9 million and $0.8 million for the nine months ended September 30, 2024 and 2023, respectively.

Future minimum annual lease commitments under the Company’s non-cancelable operating leases as of September 30, 2024 were as follows (in thousands):

Fiscal Year	Amount
2024 (remaining 3 months)	$329
2025	1,337
2026	1,325
2027	1,209
2028	404
Total lease payments	4,604
Less: interest	(591)
Present value of operating lease liabilities	$4,013

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

In October 2022, the Company's board of directors (“Board”) approved the amended and restated certificate of incorporation, which was filed upon the closing of the IPO and which authorized the Company to issue up to 10,000,000 shares of preferred stock, with a par value of $0.001. There are no shares of preferred stock issued or outstanding as of September 30, 2024.

As of September 30, 2024 and December 31, 2023, the Company’s Amended and Restated Certificate of Incorporation authorized the Company to issue 500,000,000 shares of common stock with a par value of $0.001.

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

The holders of Pre-Funded Warrants may not exercise a Pre-Funded Warrant if the holder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise. The holders of Pre-Funded Warrants may increase or decrease such percentage by providing at least 61 days’ prior notice to the Company, but not in excess of 19.99% in the case of an increase. The Pre-Funded Warrants are indexed to the Company's common stock and were classified as a component of permanent equity in the Company's condensed consolidated balance sheet as they are freestanding financial instruments that are immediately exercisable, do not embody an obligation for the Company to repurchase its own shares and permit the holders to receive a fixed number of shares of common stock upon exercise. The April 2024 Private Placement closed on April 11, 2024, for aggregate net proceeds of $123.8 million, after deducting fees and expenses of $6.2 million. As of September 30, 2024, no Pre-Funded Warrants were exercised.

Common Stock

As of September 30, 2024 and December 31, 2023, the Company had reserved the following shares of common stock for the potential exercise of stock options, potential exercise of pre-funded warrants, vesting of restricted stock units (“RSUs”), as well as the remaining shares available for issuance under the 2022 Stock Option Incentive Plan (the “2022 Plan”), the 2022 Employee Stock Purchase Plan (the “2022 ESPP”), and the 2023 Inducement Plan (the “Inducement Plan”):

	September 30, 2024	December 31, 2023
Options to purchase common stock	4,393,521	3,117,042
Pre-funded warrants to purchase common stock	7,060,000	—
Unvested restricted stock units	1,162,062	1,759,918
Remaining shares reserved for future issuance	2,407,232	2,107,745
Total	15,022,815	6,984,705

9. Stock-Based Compensation

Equity Incentive Plans

In October 2022, the Board adopted, and in November 2022 its stockholders approved, the 2022 Plan, which replaced the 2019 Stock Incentive Plan and became effective immediately prior to and contingent upon the execution of the underwriting agreement related to the Company’s IPO. The 2022 Plan allows the Company to make equity-based and cash-based incentive awards to its officers, employees, directors, and consultants and provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, RSUs, and other stock-based awards. In addition, the number of shares reserved and available for issuance under the 2022 Plan shall automatically increase beginning on January 1, 2023 and each January 1 thereafter, by five percent of the aggregate number of shares of common stock of all classes issued and outstanding on the immediately preceding December 31 or such lesser number of shares of common stock as determined by the compensation committee.

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

The assumptions that the Company used in the Black-Scholes option-pricing model to determine the grant date fair value of stock options granted were as follows:

	Nine Months Ended September 30,
	2024	2023
Risk-free interest rate range	3.76% - 4.57%	3.40% - 4.62%
Dividend yield	0.00%	0.00%
Expected life of options (years)	5.5 - 6.1	5.8 - 6.1
Volatility rate range	81.06% - 82.31%	81.63% - 83.55%
Fair value of common stock range	$3.54 - $9.49	$8.95 - $20.50

The following table summarizes the Company’s stock option activity:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	3,117,042	$7.04	8.34	$3,409
Granted	1,397,058	5.75
Exercised	(30,875)	2.91
Forfeited or canceled	(89,704)	4.04
Outstanding as of September 30, 2024	4,393,521	$6.72	8.21	$8,550
Vested and expected to vest as of September 30, 2024	4,393,521	$6.72	8.21	$8,550
Vested and exercisable as of September 30, 2024	1,803,126	$5.98	7.42	$5,149

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the common stock as of the end of the reporting period. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2024 and 2023 was $0.1 million and $1.9 million, respectively.

The weighted-average grant date fair value of the Company’s stock options granted during the three months ended September 30, 2024 and 2023 was $6.06 and $7.35 per option, respectively. The weighted-average grant date fair value of the Company’s stock options granted during the nine months ended September 30, 2024 and 2023 was $4.16 and $8.80 per option, respectively. As of September 30, 2024, there was $12.4 million of unrecognized stock-based compensation expense related to stock option grants. The Company expects to recognize this amount over a weighted-average period of 2.4 years.

The total fair value of options vested during the three months ended September 30, 2024 and 2023 was $1.1 million and $0.4 million, respectively. The total fair value of options vested during the nine months ended September 30, 2024 and 2023 was $3.0 million and $1.3 million, respectively.

RSUs

The Company has granted RSUs with service vesting based conditions. Unvested shares of restricted common stock may not be sold or transferred by the holder. They are legally issued and outstanding. These restrictions lapse according to the time-based vesting of each award.

A summary of the RSU activity during the nine months ended September 30, 2024 is as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2023	1,759,918	$12.09
Vested	(597,856)	12.13
Unvested at September 30, 2024	1,162,062	$12.07

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

No RSUs were granted during the three and nine months ended September 30, 2024. The weighted-average grant date fair value of the Company’s RSUs granted during the three and nine months ended September 30, 2023 was $11.03 and $11.22 per RSU, respectively. As of September 30, 2024, there was $12.9 million of unrecognized stock-based compensation expense related to RSUs. The Company expects to recognize this amount over a weighted-average period of 1.6 years.

The total fair value of RSUs vested during the three and nine months ended September 30, 2024 was $3.7 million and $7.3 million, respectively. The total fair value of RSUs vested during the three and nine months ended September 30, 2023 was immaterial.

Stock-Based Compensation Expense

Stock-based compensation expense included in the Company’s condensed consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
General and administrative	$2,878	$2,566	$8,333	$6,661
Research and development	793	662	2,248	1,899
Total stock-based compensation expense	$3,671	$3,228	$10,581	$8,560

10. Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to common stockholders—basic and diluted	$(22,441)	$(14,466)	$(57,725)	$(41,136)
Denominator:
Weighted-average common stock outstanding—basic and diluted	38,105,131	22,081,162	32,297,457	21,991,509
Net loss per share—basic and diluted	$(0.59)	$(0.66)	$(1.79)	$(1.87)

As described in Note 8, the Pre-Funded Warrants to purchase up to an aggregate of 7,060,000 shares of the Company’s common stock at a purchase price of $8.499 per Pre-Funded Warrant were classified as a component of permanent equity in the Company's condensed consolidated balance sheet as they are freestanding financial instruments that are immediately exercisable, do not embody an obligation for the Company to repurchase its own shares and permit the holders to receive a fixed number of shares of common stock upon exercise. All of the shares underlying the Pre-Funded Warrants have been included in the weighted-average number of shares of common stock used to calculate basic and diluted net loss per common share for the three and nine months ended September 30, 2024, because the shares may be issued for little or no consideration, are fully vested, and are exercisable after the original issuance date of the Pre-Funded Warrants.

The Company’s potentially dilutive securities, which include stock options and RSUs, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following shares from the computation of diluted net loss per share attributable to common stockholders as of September 30, 2024 and 2023 because including them would have had an anti-dilutive effect:

	September 30,
	2024	2023
Options to purchase common stock	4,393,521	3,196,965
Unvested restricted stock units	1,162,062	2,338,132

11. Commitments and Contingencies

Leases

The Company’s commitments under its operating leases are described in Note 7.

License Agreement

In January 2021, the Company entered into a license agreement and stock issuance agreement with Lilly (collectively, the “Lilly Agreement”), pursuant to which the Company has been granted an exclusive, royalty-bearing sublicensable license to certain patents owned or controlled by Lilly, with world-wide rights to commercially develop, manufacture, use, distribute and sell therapeutic products containing the compound prexasertib. The license from Lilly comprises three families of patent filings all relating to ACR-368. Additionally, pursuant to the Lilly Agreement, the Company received ACR-368 drug substance and drug product to be used in future research.

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

As of September 30, 2024, no milestone payments or royalties have been incurred related to the Lilly Agreement.

Companion Diagnostic Agreement

In June 2022, the Company entered into a companion diagnostic agreement (the “Akoya Agreement”) with Akoya Biosciences, Inc. (“Akoya”), pursuant to which the Company has engaged Akoya to co-develop, validate, and commercialize the Company’s proprietary ACR-368 OncoSignature test, the companion diagnostic that will be used to identify patients with cancer most likely to respond to ACR-368. Subject to the terms of the Akoya Agreement, as subsequently amended, the Company paid Akoya a one-time, non-refundable, non-creditable upfront payment in the amount of $0.6 million. The Company is obligated to pay Akoya up to an aggregate of $17.3 million upon the achievement of specified development milestones. Through September 30, 2024, the Company has made aggregate payments of $12.1 million to Akoya. During the three months ended September 30, 2024, the Company recorded $4.5 million of research and development expense related to the achievement of milestones. No milestones were achieved during the three months ended September 30, 2023. During the nine months ended September 30, 2024 and 2023, the Company recorded $6.3 million and $1.5 million, respectively, of research and development expense related to the achievement of milestones, of which $2.5 million was due to Akoya and included in accrued expenses and other current liabilities as of September 30, 2024.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with each of its directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or services as directors or executive officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its financial statements as of September 30, 2024 and December 31, 2023.

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

12. Employee Benefit Plans

Effective January 1, 2019, the Company adopted a 401(k) Plan for its employees, which is designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) Plan within statutory and 401(k) Plan limits. Since inception of the 401(k) Plan and through the nine months ended September 30, 2024, the Company has not made any contributions to the 401(k) Plan.

13. Subsequent Events

Amendment to the Akoya Agreement

In October 2024, the Company entered into the Fourth Amendment to the Akoya Agreement (the “Fourth Amendment”) with Akoya, effective September 30, 2024. The Fourth Amendment added pre-commercialization progress milestones totaling $3.0 million. The Company recorded $1.0 million of research and development expenses during the three months ended September 30, 2024 related to the achievement of pre-commercialization milestones.

Letter of Intent for Sublease

In October 2024, the Company entered into a non-binding letter of intent, pursuant to which the Company intends to sublease approximately 34,621 rentable square feet of laboratory and office space in Watertown, Massachusetts. The sublease is estimated to commence in January 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2023 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K filed with the SEC on March 28, 2024. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Special Note Regarding Forward-Looking Statements” and “Risk Factors” sections of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Acrivon,” the “Company,” “we,” “us,” and “our” refer to Acrivon Therapeutics, Inc. and its subsidiaries.

Overview

We are a clinical stage precision medicine company utilizing our Acrivon Predictive Precision Proteomics, or AP3, platform for the discovery, design, and development of drug candidates through a mechanistic match to patients whose disease is predicted sensitive to the specific treatment. Previously approved precision oncology treatments, such as kinase inhibitors, have transformed the cancer treatment landscape, and while the therapeutic benefit of these agents has provided significant benefit to patients, these precision oncology treatments unfortunately only address the less than 10% of patients with cancers that harbor certain easily-identifiable genetic mutations. In diseases outside oncology, e.g. autoimmune, inflammatory, fibrotic, and metabolic disorders, recurrent mutations in individual patients that can be linked to disease pathogenesis are exceedingly rare. Accordingly, genetics-based precision medicine approaches to treat only the patients that benefit from a particular therapeutic have been even more challenging in such diseases.

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

In May 2023, ACR-368 was granted two Fast Track designations from the U.S. Food and Drug Administration, or the FDA, for the investigation of ACR-368 monotherapy for patients with OncoSignature-positive platinum-resistant ovarian cancer and endometrial cancer. On November 16, 2023, the ACR-368 OncoSignature test was granted Breakthrough Device Designation for the identification of ovarian cancer patients who may benefit from treatment with ACR-368. This designation reflects the FDA’s determination that the device is reasonably expected to provide for more effective treatment or diagnosis of life-threatening or irreversibly debilitating human disease or conditions.

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

In September 2024, we reported additional positive clinical data at the European Society of Medical Oncology conference from the ongoing registrational intent, multicenter Phase 2 trial of ACR-368 in patients with locally advanced or metastatic, recurrent endometrial cancer who had progressed on prior anti-PD-1 therapy, unless ineligible. Endometrial cancer had not been previously studied in prior ACR-368 Lilly-sponsored trials. Using AP3 for indication screening, this tumor type was predicted to be particularly sensitive to ACR-368 prior to the current ongoing Phase 2 study. The data were based on 35 safety-evaluable patients, of which 23 (8 OncoSignature-positive (BM+) and 15 OncoSignature-negative (BM-) patients) were efficacy-evaluable with at least one on-treatment scan (data cut off July 25, 2024). This data included a confirmed overall response rate, or ORR, of 62.5% (95% CI, 30.4-86.5) observed in prospectively-selected ACR-368 OncoSignature-positive patients with endometrial cancer. The data further validated our AP3-based ACR-368 OncoSignature assay, which is used for prospective patient selection in this registrational intent trial, achieving a clear segregation of responders in the OncoSignature-positive versus OncoSignature-negative arms (p-value = 0.009).

In addition to ACR-368, we are also leveraging our proprietary AP3 precision medicine platform to develop our co-crystallography-driven, internally-discovered pipeline programs. These include ACR-2316, our second clinical stage asset, a novel, potent, selective WEE1/PKMYT1 inhibitor designed using AP3 for superior single-agent activity through strong activation of not only CDK1 and CDK2, but also of PLK1 to drive pro-apoptotic cell death, as demonstrated in preclinical studies against benchmark inhibitors. In addition, we have a preclinical cell cycle program with an undisclosed target.

In September 2024, we announced that the FDA had granted IND clearance for ACR-2316 and that initial clinical sites had been activated ahead of timelines with first-in-human dosing anticipated in the fourth quarter of 2024 for this Phase I clinical study. In October 2024, we announced that the first patient had been dosed in the Phase 1 clinical trial designed to assess the safety and tolerability of ACR-2316. Additional objectives of this trial include the determination of the maximal tolerated dose and recommended Phase 2 monotherapy dose, characterization of the pharmacokinetic profile, and preliminary evaluation of anti-tumor activity.

Since our inception in 2018, we have devoted substantially all of our resources toward conducting discovery and research activities, organizing and staffing our company, business planning, acquiring and internally discovering drug candidates, establishing and protecting our intellectual property portfolio, developing and progressing ACR-368 and the ACR-368 OncoSignature, preparing for and conducting preclinical studies and clinical trials, establishing arrangements with third parties for the manufacture of ACR-368, the ACR-368 OncoSignature and component materials, advancing our internal co-crystallography-driven, AP3-enabled preclinical programs, conducting preclinical studies and initiating a Phase 1b clinical trial for ACR-2316, as well as raising capital. We do not have any drug candidates approved for sale and have not generated any revenue from drug sales.

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

We have incurred operating losses since inception. Our net losses for the nine months ended September 30, 2024 and 2023 were $57.7 million and $41.1 million, respectively. As of September 30, 2024, we had an accumulated deficit of $174.1 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, particularly if and as we:

•
continue to conduct preclinical studies and clinical trials for ACR-368;
•
initiate and conduct additional preclinical studies and clinical trials for ACR-368;
•
continue to conduct preclinical studies and clinical trials for ACR-2316;

•
initiate and conduct additional preclinical studies and clinical trials for ACR-2316;
•
continue to discover and develop additional drug candidates and drug-tailored OncoSignature tests;
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

As of September 30, 2024, we had cash, cash equivalents and investments of $202.8 million. We believe that our existing cash, cash equivalents and investments as of September 30, 2024, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See the section titled “—Liquidity and Capital Resources.”

Companion Diagnostic Agreement

In June 2022, we entered into a companion diagnostic agreement with Akoya Biosciences, Inc., or Akoya, pursuant to which we agreed to co-develop, validate, and commercialize our proprietary ACR-368 OncoSignature test, the companion diagnostic that will be used to identify patients with cancer most likely to respond to ACR-368.

Pursuant to the agreement, we paid Akoya a one-time, non-refundable, non-creditable upfront payment in the amount of $0.6 million. We are obligated to pay Akoya up to an aggregate of $17.3 million upon the achievement of specified development milestones. In October 2024, we entered into the Fourth Amendment to the Akoya Agreement, or the Fourth Amendment, with Akoya, effective September 30, 2024. The Fourth Amendment added pre-commercialization progress milestones totaling $3.0 million. As of November 13, 2024, development milestones totaling $14.6 million have been achieved by Akoya under the agreement. Other than certain specified pass-through costs, each party is responsible for its own costs associated with the development of the companion diagnostic. Akoya will procure and manufacture necessary supplies to perform the ACR-368 OncoSignature test to support our clinical development and commercial requirements, in accordance with a supply agreement to be mutually agreed upon by the parties. We may terminate the agreement at our convenience, subject to the payment of a termination fee in the amount of $1.0 million.

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

Operating Expenses

Research and Development

The majority of our expenses have been research and development expenses, which consist primarily of costs incurred in connection with our research and development activities, including our drug discovery efforts and the development of ACR-368 and the ACR-368 OncoSignature. We expense research and development costs as incurred, which include:

•
direct cost for conducting internal research and development to generate preclinical validation data for ACR-368 including the ACR-368 OncoSignature, for ACR-2316, and for our internal preclinical drug discovery programs;
•
the cost to obtain and maintain licenses to intellectual property, such as those with Lilly and related future payments should certain milestones be achieved;
•
external research and development expenses incurred under agreements with contract research organizations, or CROs, as well as investigative sites and consultants that conduct our clinical trials and other scientific development services;
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

The successful development of our ACR-368 and ACR-368 OncoSignature test, ACR-2316, or any other future drug candidates, is highly uncertain. We plan to substantially increase our research and development expenses for the foreseeable future as we continue the development and manufacturing of ACR-368 and ACR-2316 and conduct discovery and research activities for our preclinical programs.

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

Any changes in the outcome of any of these variables with respect to the development of our drug candidates in clinical development could mean a significant change in the costs and timing associated with the development of these drug candidates. We may never succeed in achieving regulatory approval for any of our drug candidates. We may obtain unexpected results from our clinical trials. We may elect to discontinue, delay or modify clinical trials of some drug candidates or focus on others. For example, if the FDA, European Medicines Agency or another regulatory authority were to delay our planned start of clinical trials or require us to conduct clinical trials or other testing beyond those that we currently expect or if we experience significant delays in enrollment in any of our planned clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development of that drug candidate.

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

Other Expense, Net

Other expense, net primarily consists of realized and unrealized gains and losses on foreign currency transactions, state taxes, and investment management fees.

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations (in thousands):

	Three Months Ended September 30,
	2024	2023	Change
Operating expenses:
Research and development	$18,864	$10,267	$8,597
General and administrative	6,276	5,870	406
Total operating expenses	25,140	16,137	9,003
Loss from operations	(25,140)	(16,137)	(9,003)
Other income (expense), net:
Interest income	2,698	1,768	930
Other income (expense), net	1	(97)	98
Total other income, net	2,699	1,671	1,028
Net loss	$(22,441)	$(14,466)	$(7,975)

Research and Development Expenses

The following table summarizes our research and development expenses (in thousands):

	Three Months Ended September 30,
	2024	2023	Change
Direct research and development expenses by program:
ACR-368	$11,098	$3,975	$7,123
ACR-2316	1,735	—	1,735
Other drug discovery programs	368	1,748	(1,380)
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	4,510	3,720	790
Facilities, supplies and other	1,153	824	329
Total research and development expenses	$18,864	$10,267	$8,597

Research and development expenses were $18.9 million for the three months ended September 30, 2024, compared to $10.3 million for the three months ended September 30, 2023. The increase of $8.6 million was primarily driven by:

•
a $7.1 million net increase in costs related to the continued progression of the ACR-368 clinical trial and related activities, of which $4.5 million is related to an increase in companion diagnostic milestones achieved;
•
$1.7 million in costs related to the promotion of our novel, internally-discovered second clinical stage asset, ACR-2316, to a development program upon being granted IND clearance in the third quarter of 2024;
•
a $1.4 million net decrease in costs related to preclinical drug discovery activities progression, which prior to ACR-2316 being granted IND clearance in the third quarter of 2024 had included ACR-2316;
•
a $0.8 million increase in personnel-related costs, including $0.1 million of stock-based compensation expense, primarily due to an increase in headcount to facilitate research activities supporting our pipeline programs and progression of our clinical stage programs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses (in thousands):

	Three Months Ended September 30,
	2024	2023	Change
Personnel related (including stock-based compensation)	$4,580	$4,160	$420
Legal and professional fees	1,145	1,224	(79)
Facilities, supplies and other	551	486	65
Total general and administrative expenses	$6,276	$5,870	$406

General and administrative expenses were $6.3 million for the three months ended September 30, 2024, compared to $5.9 million for the three months ended September 30, 2023. The increase of $0.4 million was driven by a $0.4 million increase in payroll and employee-related expenses, including $0.3 million of stock-based compensation expense.

Total Other Income, Net

Total other income, net was $2.7 million for the three months ended September 30, 2024, compared to total other income, net of $1.7 million for the three months ended September 30, 2023. The change of $1.0 million is primarily attributable to an increase in interest income and accretion earned on our investments.

Comparison of the Nine Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations (in thousands):

	Nine Months Ended September 30,
	2024	2023	Change
Operating expenses:
Research and development	$45,362	$30,546	$14,816
General and administrative	18,883	15,504	3,379
Total operating expenses	64,245	46,050	18,195
Loss from operations	(64,245)	(46,050)	(18,195)
Other income (expense), net:
Interest income	6,838	5,345	1,493
Other expense, net	(318)	(431)	113
Total other income, net	6,520	4,914	1,606
Net loss	$(57,725)	$(41,136)	$(16,589)

Research and Development Expenses

The following table summarizes our research and development expenses (in thousands):

	Nine Months Ended September 30,
	2024	2023	Change
Direct research and development expenses by program:
ACR-368	$24,097	$12,908	$11,189
ACR-2316	1,735	—	1,735
Other drug discovery programs	3,490	4,844	(1,354)
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	13,031	10,379	2,652
Facilities, supplies and other	3,009	2,415	594
Total research and development expenses	$45,362	$30,546	$14,816

Research and development expenses were $45.4 million for the nine months ended September 30, 2024, compared to $30.5 million for the nine months ended September 30, 2023. The increase of $14.9 million was primarily due to:

•
a $11.2 million net increase in costs related to the continued progression of the ACR-368 clinical trial and related activities, of which $4.8 million is related to an increase in companion diagnostic milestones achieved;

•
$1.7 million in costs related to the promotion of our novel, internally-discovered second clinical stage asset, ACR-2316, to a development program upon being granted IND clearance in the third quarter of 2024;
•
a $1.4 million net decrease in costs related to preclinical drug discovery activities progression, which prior to ACR-2316 being granted IND clearance in the third quarter of 2024 had included ACR-2316;
•
a $2.7 million increase in personnel-related costs, including $0.3 million of stock-based compensation expense, primarily due to an increase in headcount to facilitate research activities supporting our pipeline programs and progression of our clinical stage programs; and
•
a $0.6 million increase in facilities, supplies and other expenses, primarily due to an increase in headcount and related research activities, as well as the cessation of sublease rent income, which had been recorded as an offset to research and development expenses.

General and Administrative Expenses

The following table summarizes our general and administrative expenses (in thousands):

	Nine Months Ended September 30,
	2024	2023	Change
Personnel related (including stock-based compensation)	$13,530	$10,682	$2,848
Legal and professional fees	3,648	3,572	76
Facilities, supplies and other	1,705	1,250	455
Total general and administrative expenses	$18,883	$15,504	$3,379

General and administrative expenses were $18.9 million for the nine months ended September 30, 2024, compared to $15.5 million for the nine months ended September 30, 2023. The increase of $3.4 million was primarily due to:

•
a $2.8 million increase in payroll and employee-related expenses, including $1.7 million of stock-based compensation expense; and
•
a $0.5 million increase in facilities, supplies, and other expenses, primarily due to an increase in headcount.

Total Other Income, Net

Total other income, net was $6.5 million for the nine months ended September 30, 2024, compared to total other income, net of $4.9 million for the nine months ended September 30, 2023. The change of $1.6 million is primarily attributable to an increase in interest income and accretion earned on our investments.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not recognized any revenue and have incurred significant losses in each period and on an aggregate basis. We have not yet commercialized any drug candidates, and we do not expect to generate revenue from sales of any drug candidates or from other sources for several years, if at all. As of September 30, 2024, we had $202.8 million in cash, cash equivalents and investments, and we had an accumulated deficit of $174.1 million. We have funded our operations primarily with proceeds from the sales of shares of our convertible preferred stock, the issuance of convertible notes, and our IPO and concurrent private placement. Upon the closing of our IPO on November 17, 2022, only common stock remains issued and outstanding. On December 1, 2023, we filed a registration statement on Form S-3, or the Registration Statement, with the SEC and simultaneously entered into a sales agreement with TD Cowen to provide for the issuance and sale of up to $100.0 million of common stock from time to time in “at-the-market” offerings under the Registration Statement and related prospectus. On April 8, 2024, we entered into the PIPE Purchase Agreement for a private placement with certain institutional and accredited investors. Pursuant to the PIPE Purchase Agreement, we agreed to issue and sell to the PIPE investors an aggregate of (i) 8,235,000 shares of our common stock at a purchase price of $8.50 per share, and (ii) Pre-Funded Warrants to purchase up to an aggregate of 7,060,000 shares of our common stock at a purchase price of $8.499 per Pre-Funded Warrant, which represents the per share purchase price of our common stock less the $0.001 per share exercise price for each Pre-Funded Warrant. The Pre-Funded Warrants are exercisable at any time after the date of issuance and do not expire. The April 2024 Private Placement closed on April 11, 2024, for aggregate net proceeds of $123.8 million, after deducting fees and expenses of $6.2 million. We believe that our existing cash, cash equivalents and investments of $202.8 million as of September 30, 2024, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2026.

Cash Flows

The following table summarizes our cash flows for each of the nine month periods presented (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(48,309)	$(30,275)
Net cash (used in) provided by investing activities	(66,183)	30,181
Net cash provided by financing activities	121,674	457
Net increase in cash, cash equivalents, and restricted cash	$7,182	$363

Net Cash Used in Operating Activities

Net cash used in operating activities was $48.3 million for the nine months ended September 30, 2024, compared to net cash used in operating activities of $30.3 million for the nine months ended September 30, 2023. The increase in net cash used in operating activities of $18.0 million was primarily driven by an increase in net loss of $16.6 million, partially offset by a $2.0 million increase in non-cash stock-based compensation expense.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities was $66.2 million for the nine months ended September 30, 2024, resulting from purchases of short-term and long-term investments of $168.2 million and purchases of property and equipment of $1.9 million, offset by $103.9 million in proceeds from maturities of short-term investments.

Net cash provided by investing activities was $30.2 million for the nine months ended September 30, 2023, resulting from $70.3 million in proceeds from maturities of short-term investments, offset by purchases of short-term and long-term investments of $39.9 million and purchases of property and equipment of $0.1 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $121.7 million for the nine months ended September 30, 2024, resulting from $130.0 million in proceeds from the April 2024 Private Placement and $0.1 million in proceeds from the exercise of stock options, offset by $1.9 million of payments for tax withholdings related to the vesting of restricted stock units and $6.5 million of payments of offering costs.

Net cash provided by financing activities was $0.5 million for the nine months ended September 30, 2023, resulting from the exercise of stock options.

Funding Requirements

As of September 30, 2024, our cash, cash equivalents and investments were $202.8 million. We believe that our existing cash, cash equivalents and investments as of September 30, 2024, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we expect.

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

Contractual Obligations

Except as discussed in Note 11 to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report, during the nine months ended September 30, 2024, there were no material changes to our contractual obligations and commitments from those described in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 28, 2024.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since our inception, we have incurred significant losses, and we expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net loss was $60.4 million for the year ended December 31, 2023, and $57.7 million and $41.1 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $174.1 million. Since our inception, we have financed our operations primarily with proceeds from the sales of shares of our convertible preferred stock and the issuance of convertible notes, proceeds raised in our IPO and concurrent private placement, and most recently, proceeds from our April 2024 Private Placement. We have no products approved for commercialization and have never generated any revenue from product sales.

All of our drug candidates are still in clinical and preclinical testing. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

•
continue to conduct our ongoing clinical trials of ACR-368 and ACR-2316, as well as initiate and complete additional clinical trials of future drug candidates or current drug candidates in new indications or patient populations;
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

As of September 30, 2024, we had cash, cash equivalents and investments of $202.8 million. We believe that our existing cash, cash equivalents and investments as of September 30, 2024, will be sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2026. This estimate is based on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities, acquisitions of additional drug candidates and changes in regulation. The timing and amount of our funding requirements will depend on many factors, including but not limited to:

•
the rate of progress in the development of ACR-368, ACR-2316, and our other drug candidates;
•
the scope, progress, results and costs of non-clinical studies, preclinical development, laboratory testing and clinical trials for ACR-368, ACR-2316, and future drug candidates and associated development programs;
•
the extent to which we develop, in-license or acquire other drug candidates and technologies in our pipeline;
•
the scope, progress, results and costs as well as timing of process development and manufacturing scale-up and validation activities associated with ACR-368, ACR-2316, and our future drug candidates and other programs as we advance them through preclinical and clinical development;
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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of November 7, 2024, we had 31,136,296 shares of common stock outstanding. This includes 7,550,000 shares sold in our IPO, which may be resold in the public market. As of November 7, 2024, approximately 14.0 million shares were held by our affiliates, who are generally restricted from selling pursuant to securities laws. Our shares may be resold and the market price of our stock could decline if the holders of currently-restricted shares sell them or are perceived by the market as intending to sell them.

We have filed a registration statement on Form S-8 under the Securities Act registering shares subject to outstanding stock options issued under the 2019 Stock Incentive Plan and shares of common stock reserved for issuance under the 2022 Stock Option and Incentive Plan, or the 2022 Plan, and the 2022 Employee Stock Purchase Plan, or the 2022 ESPP. Both the 2022 Plan and the 2022 ESPP provide for annual automatic increases in the shares reserved for issuance under the plans which could result in additional dilution to our stockholders. Shares registered under these registration statements on Form S-8 can be freely sold in the public market upon issuance, subject to the vesting of the equity awards, other restrictions provided under the terms of the applicable plan or equity award, and the restrictions of Rule 144 in the case of our affiliates.

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

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2024, none of our directors or Section 16 reporting officers entered into, modified or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408 of the SEC's Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description
10.1*†	Fourth Amendment to OncoSignature Companion Diagnostic Agreement, by and between the Registrant and Akoya Biosciences, Inc., dated October 25, 2024.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
†	Certain confidential information contained in this exhibit, indicated by asterisks, has been omitted pursuant to Item 601(b)(10)(iv) or Item 601(a)(5), as applicable, of Regulation S-K.
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

Acrivon Therapeutics, Inc.

Date: November 13, 2024	By:	/s/ Peter Blume-Jensen
Peter Blume-Jensen, M.D., Ph.D.
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 13, 2024	By:	/s/ Rasmus Holm-Jorgensen
Rasmus Holm-Jorgensen
Chief Financial Officer
(Principal Financial Officer)