Form 10-K
period 2024-12-31
Acrivon Therapeutics, Inc.
filed 2025-03-27
CIK 1781174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock as reported on the Nasdaq Global Market on June 30, 2024, was approximately $99.1 million. For purposes of this disclosure, shares of common stock held by each executive officer, director and stockholder known by the registrant to be affiliated with such individuals based on public filings and other information known to the registrant have been excluded since such persons may be deemed affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s Common Stock outstanding as of March 24, 2025 was 31,351,480.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, for its 2025 Annual Meeting of Stockholders are incorporated herein by reference in Part III.

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
•
our ability to leverage our proprietary precision medicine platform, Acrivon Predictive Precision Proteomics, or AP3TM, to identify and develop future drug candidates;
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

Summary Risk Factors

Investing in our common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties, as more fully described in “Part I, Item 1A. Risk Factors” of this Annual Report. Below are some of these risks, any one of which could materially adversely affect our business, financial condition, results of operations, and prospects:

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
•
Our business substantially depends upon the successful clinical development of drug candidates using our AP3 platform and OncoSignature™, or OncoSignature companion diagnostics. If we are unable to obtain regulatory approval for, and successfully commercialize, drugs developed through the application of our AP3 platform and OncoSignature tests, our business may be materially harmed.
•
We are highly dependent on the success of ACR-368 and/or ACR-2316, as these are our first drug candidates being developed for clinical development and regulatory approval. We may never obtain approval for ACR-368, ACR-2316, or any other drug candidate.
•
The regulatory approval processes of the U.S. Food and Drug Administration, or FDA, and comparable foreign regulatory authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our drug candidates, on a timely basis or at all, our business will be substantially harmed.
•
The successful clinical development of some of our drug candidates may depend on the co-approval of an OncoSignature test as a companion diagnostic test. If we or our companion diagnostic collaborator are unable to obtain regulatory approval for our OncoSignature companion diagnostic tests for such drug candidates, we may not obtain regulatory approval and realize the commercial potential of certain drug candidates.
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

PART I

Item 1. Business.

Overview

We are a clinical stage biopharmaceutical company discovering and developing precision oncology medicines for patients whose tumors are predicted to be sensitive to each specific medicine by utilizing our proprietary Generative Phosphoproteomics platform, Acrivon Predictive Precision Proteomics, or AP3. Recently approved precision oncology treatments, such as kinase inhibitors, have transformed the cancer treatment landscape, and while the therapeutic benefit of these agents has provided significant benefit to patients, these precision oncology treatments unfortunately only address the less than 10% of patients with cancers that harbor certain easily-identifiable genetic mutations. Our approach is designed to overcome the limitations of genomics-based patient selection methods. We do this by using our precision medicine platform, AP3, to develop our pipeline of oncology drug candidates. AP3 is engineered to measure compound-specific effects on the entire tumor cell protein signaling network and drug-induced resistance mechanisms in an unbiased manner. These distinctive capabilities enable AP3’s direct application for drug design optimization for monotherapy activity, the identification of rational drug combinations, and the creation of drug-specific proprietary OncoSignature companion diagnostics that are used to identify the patients most likely to benefit from Acrivon’s drug candidates, which we refer to as patient responders. We are currently advancing our lead candidate, ACR-368, a selective small molecule inhibitor which targets CHK1 and CHK2 at sub single-digit nM and single-digit nM potency in intact cells, respectively, in a potentially registrational Phase 2 trial focusing on patients with endometrial cancer. We are continuing enrollment and dosing of patients in this multi-center trial based on AP3-predicted sensitivity to ACR-368 in patients with endometrial adenocarcinoma, a tumor type that was predicted to be sensitive to ACR-368 prior to clinical entry through preclinical AP3-based indication finding, and not previously evaluated in past clinical trials. Our ACR-368 OncoSignature test, which has not yet obtained regulatory approval, has been extensively evaluated in preclinical studies, including in two separate, blinded, prospectively-designed studies on pretreatment tumor biopsies collected from patients with ovarian cancer treated with ACR-368 in past Phase 2 clinical trials conducted by Eli Lilly and Company, or Lilly, and at the National Cancer Institute, or NCI, providing evidence of robust enrichment of responders through our method. Moreover, clinical data from the ongoing registrational intent trial in endometrial cancer showed initial validation of the ACR-368 OncoSignature for prospective patient selection (see further details below). Based on these sets of data, the FDA has granted Breakthrough Device designations for the ACR-368 OncoSignature assay for the identification of endometrial cancer patients and ovarian cancer patients who may benefit from ACR-368 treatment.

Our AP3 approach is proteomics-based and designed to enable identification and treatment of the patients whose tumors are sensitive to a specific drug or drug candidate based on direct protein measurement of critical tumor-driving mechanisms and independent of underlying genetic alterations. We believe our approach is applicable across stages of drug development and across therapeutic modalities. Accordingly, the AP3 method is not limited to the typically very small subset of cancers driven by single gene driver mutations or susceptible to a synthetic lethal approach. Rather, we believe our method is broadly applicable to the vast majority of cancers, in particular the majority of solid tumors, for which genetics-based approaches have proven insufficient to identify patient responders in many cases. In principle, we believe a much larger percentage of tumors can be addressed therapeutically using agents attuned to the specific biochemical signaling pathways found in these tumors, which our AP3 platform was purposefully designed to enable.

By applying our highly specific patient selection approach to drug development, we seek to both accelerate clinical development and significantly increase the probability of successful treatment outcomes for patients. Our pipeline includes the Phase 2 lead program, ACR-368, also known as prexasertib, a precision oncology asset that targets CHK1 and CHK2, or CHK1/2. In past trials, ACR-368 was dosed in more than 400 patients at the recommended Phase 2 dose, or RP2D, with reported deep, durable responses, including complete responses, or CRs, in a proportion of patients with solid tumors in past single center and multi-center Phase 2 clinical trials in tumor indications with high unmet need. ACR-368 also demonstrated a generally favorable safety and tolerability profile with primarily reversible hematological toxicity and very limited non-hematological adverse events. We received clearance from the FDA for an IND application to advance ACR-368 in Phase 2 single arm clinical trials conducted under the FDA program known as the master protocol, which was developed to help expedite drug development in multiple tumor types for drugs with an established RP2D within the same overall trial structure. Patients are stratified for treatment based on OncoSignature-predicted sensitivity to ACR-368 across multiple sites in the United States in this trial with registrational intent. Through the use of our OncoSignature test, we believe we can significantly increase the overall response rate, or ORR, observed in previous trials that were conducted without a prospective patient responder identification method. In September 2024 we reported positive clinical data for endometrial cancer, including a confirmed ORR of 62.5% (95% CI, 30.4 - 86.5). The data further validated our AP3-based ACR-368 OncoSignature assay, which is used for prospective patient selection in the registrational intent trial, showing a segregation of responders in the OncoSignature-positive, or BM+, versus OncoSignature-negative, or BM-, arms (p = 0.009). The median duration of treatment was not yet reached, but the duration on study was six months at the time of the data cut. With the encouraging maturing data in endometrial cancer combined with the competitive positioning given limited treatment options in second line and the potential market opportunity, we are now prioritizing this tumor type.

An interim data extract from the EDC clinical database was done on February 25, 2025, including 20 BM+ endometrial cancer patients treated with ACR-368 monotherapy and 38 BM- treated with ACR-368 plus ultra low dose gemcitabine (LDG) that were efficacy-evaluable by RECIST (2 BM- had treatment discontinued without scan). All BM+ patients had progressed after prior platinum-based chemotherapy and prior anti-PD-1, and the median and mean prior lines of therapy for these patients were 2 and 2.6, respectively. A majority of these BM+ patients were refractory to the last prior line of therapy, with aggressive, generally heavily pre-treated tumors: 12 had refractory disease (best overall response of PD in the last prior line of therapy), 6 had relapsed disease, and 2 unknown. Amongst these 20 BM+ patients, 15 were either serous or carcinosarcomas, 13 were pMMR (2 dMMR, 5 not tested), and 11 p53 mutated (3 wild-type; 6 unknown). In patients that had relapsed after the prior line of therapy (N=6), the confirmed ORR was 50% and the disease control rate (DCR) was 100%. Amongst the 12 patients with tumors refractory to the last prior line of therapy (ORR = 0%) we observed meaningful ACR-368 clinical activity with a confirmed ORR of 33% and DCR of 75%. The ACR-368 OncoSignature accurately identified patients whose tumors are sensitive to ACR-368, with 80% of BM+ patients demonstrating tumor shrinkage. Among all 20 BM+ patients the confirmed ORR was 35% and the DCR was 80%. Overall, we observed significant anti-tumor activity and disease control in BM+ patients with aggressive, refractory tumors that did not respond at all (0 % ORR) to the last line of prior therapy, and with a confirmed ORR more than double (35%) the best ORR observed in the last prior line of therapy (15%) for all BM+ patients.

ACR-368 is also being studied in combination with low dose gemcitabine (LDG) in additional indications, such as squamous cell carcinomas, including squamous cell cancer, or SCC, of head and neck (H&N), or SCCHN, in an Investigator-Initiated Trial (IIT). Given broad anti-tumor activity observed in past trials in other tumor types, we will potentially study ACR-368 in additional tumor types where there is high unmet need and competitive positioning opportunity. For example, we are assessing trial initiation in myelodysplastic syndrome/myeloproliferative neoplasms (MDS/MPN), diseases with high unmet need, based on transcription factor gene mutations rendering these malignancies sensitive to CHK1/2 as observed in various preclinical studies, including studies using ACR-368.

We have previously confirmed in preclinical studies that LDG sensitizes both OncoSignature-negative and BM+ tumors to ACR-368, as predicted by the AP3 platform, and this is consistent with an upregulation of the ACR-368 OncoSignature biomarkers in both human tumor cell lines and in human tumor xenograft mouse models after LDG treatment. We now have obtained further evidence of such OncoSignature biomarker upregulation in human patient tumors based on serial pre- and post- LDG biopsies in an ongoing Investigator-Initiated Trial at the Moffitt Cancer Center in patients with H&N cancer. Consistent with this preclinical and now clinical evidence of sensitization by LDG in BM- patients, we are continuing to explore the combination of ACR-368 with LDG in our ongoing endometrial cancer trial. Preliminary analyses of the 38 BM- patients, who are heavily pretreated (median of 3 prior lines of therapy) show a confirmed ORR of ~13% with the ACR-368 + LDG combination, which is comparable to the best ORR in the last prior line of therapy (median = 3) in these patients, which was 17%. Based on the totality of the preclinical and observed clinical data, we believe this supports significant LDG sensitization to ACR-368 in BM- patients. We expect a similar sensitization in BM+ patients which could be explored in a future all-comer study of ACR-368 + LDG.

We are also leveraging our proprietary Generative Phosphoproteomics AP3 precision medicine platform for streamlined drug discovery through AP3-based drug optimization in intact cells and co-crystallography and to develop our internally-discovered pipeline programs. These include ACR-2316, our second clinical stage asset, a novel, selective, dual WEE1/PKMYT1 inhibitor designed specifically for enhanced therapeutic index by achieving superior single-agent activity through strong activation of not only CDK1 and CDK2 but also of PLK1 to drive pro-apoptotic cell death, as observed in preclinical studies against benchmark inhibitors, combined with exquisite selectivity. Accordingly, ACR-2316 has demonstrated complete tumor regression at different dosing regimens across cell line-based and patient derived human tumor xenograft models with only limited, reversible, short-lived mechanism-based hematological adverse events. Utilizing AP3 we were able to advance ACR-2316 from being discovered as an initial lead to being dosed in a Phase 1 trial in only 15 months. This trial was initiated during the third quarter of 2024, two quarters ahead of our original timelines, and we are currently completing Dose Level (DL) 3 after clearing of DL1 and DL2 by the Safety Review Committee, without safety concerns or dose-limiting toxicities. Based on pharmacokinetic (PK) analysis in the first two dosing level cohorts, we have observed encouraging approximate dose proportionality. Moreover, using our internal MS-based AP3 profiling to support the clinical trial of ACR-2316, we are already detecting drug target engagement in peripheral blood mononuclear cells (PBMCs) in dose level 1. In addition, initial clinical activity has been observed in a patient in DL3, with significant decrease in size of metastatic lesions throughout the chest, abdomen and pelvis. This patient (who had received 3 prior lines of therapy including chemotherapy and anti-PD-1) remains on therapy. Using AP3-based Indication Finding and AP3-based analyses of in-house and publicly available data, we are enrolling selected high unmet need solid tumor types predicted sensitive to ACR-2316 in our Phase 1 trial. In addition to ACR-2316, we also have a preclinical stage, internal AP3-and co-crystallography-based preclinical cell cycle program against a critical, undisclosed target.

Furthermore, we have developed the AP3 Interactome, a proprietary, computational analytics platform driven by Generative Phosphoproteomics for integrated comprehensive analyses across all large, in-house AP3 phosphoproteomic drug profiling data sets to advance our in-house research programs.

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

One of the applications of our AP3 platform are our proprietary response-predictive clinical tests that we refer to as OncoSignature tests. These are drug-tailored, automated, quantitative proteomic tissue imaging tests applied to pretreatment tumor biopsies as a companion diagnostic, or CDx, to select and treat the patients predicted to benefit from the drug candidate. Our OncoSignature test, which has not yet obtained regulatory approval, is being developed with Akoya Biosciences, Inc., or Akoya, pursuant to a companion diagnostic agreement. Our OncoSignature tests encompass a signature of three classes of functionally-defined protein biomarkers assembled into a single signature assay. The quantitative levels for each of the three biomarkers are defined to determine whether a patient’s individual tumor has upregulated the biochemical signaling mechanisms that the drug modulates, and that the tumor depends on for growth and/or survival. Our company name, Acrivon, is derived from Greek for “accurate.” We chose it to embody how our AP3 platform can accurately match our therapies with patients who will benefit.

The tumor-agnostic application of OncoSignature tests enables us to identify and focus on tumor types for which a high unmet need for a treatment exists and that are predicted to be highly sensitive to our drug candidates. We achieve this by deploying our OncoSignature screening of human cancer samples across various tumor types. Through this process, we can preclinically identify new tumor types predicted to be sensitive to a drug candidate and even estimate the percentage of predicted responders before entering clinical trials. For example, we have identified endometrial cancer as a highly sensitive cancer type for ACR-368. Moreover, we have found through this approach that a proportion of patients with HPV+ cancers are predicted to be responsive to ACR-368, consistent with previously observed clinical activity in a proportion of patients with SCCHN and anal cancer. Furthermore, we predicted that patients with squamous non-small cell lung cancer, or sqNSCLC, would not respond to ACR-368, consistent with an observed ORR of 0% in patients with this tumor type in a past trial with ACR-368. Hence, through our preclinical AP3 based indication finding approach, we can specifically avoid running clinical trials in cancer types predicted to have limited sensitivity to our drug candidate.

We are using our AP3 platform not only to generate drug-tailored, response-predictive clinical OncoSignature tests, but also to provide unbiased, quantitative analyses of off-target effects on intracellular signaling using phosphoproteomic profiling, enabling us to discover inhibitors that are both highly potent and highly selective, as demonstrated by ACR-2316. Finally, by enabling an unbiased, high-resolution measurement of effects of drugs on intracellular signaling pathways, we are leveraging AP3 to predict which indications are likely sensitive to a particular drug candidate prior to clinical entry. Using AP3-based Indication Finding and AP3-based analyses of in-house and publicly available data, we are enrolling selected high unmet need solid tumor types predicted sensitive to ACR-2316 in our Phase 1 trial.

Our AP3 Interactome, a proprietary, computational analytics platform driven by Generative Phosphoproteomics machine learning has been developed by us for integrated comprehensive analyses across all large, in-house AP3 phosphoproteomic drug profiling data sets to advance our in-house research programs.

We believe that by leveraging our AP3 platform, we will profoundly alter precision oncology drug development and the treatment landscape of patients suffering from cancer.

Our Pipeline

Figure 1. Acrivon’s internal pipeline including the clinically advanced ACR-368, ACR-2316, and preclinical programs.

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

By applying our AP3 platform for preclinical indication finding and expansion across human cancer types, as described below, we have found that approximately 30% of samples from patients with ovarian cancer are ACR-368 OncoSignature-positive. Moreover, we observed that between 30% and 40% of patients with endometrial and bladder cancer are predicted to be highly sensitive to ACR-368. Patients with these two types of cancer were not previously treated in ACR-368 clinical trials. All three tumor types were therefore initially included in our ongoing Phase 2 clinical trial, which now, based on the encouraging maturing data, competitive positioning, and potential market opportunity, is focused on endometrial cancer.

We have also used our AP3 platform to identify resistance mechanisms to ACR-368. Through phosphoproteomic profiling of human tumor cell lines that are either highly sensitive or highly resistant to ACR-368, we uncovered key resistance mechanisms and found that very low dose gemcitabine, or LDG, could be used to overcome resistance and further sensitize human tumor cells to ACR-368 through inducing increased DDR stress. Moreover, the use of LDG was observed to enhance sensitivity to ACR-368 in the already sensitive cells. We expect this may enable ACR-368 in combination with LDG to be an important treatment for ACR-368 OncoSignature-negative patients who would otherwise be excluded from ACR-368 treatment.

Based on these results, we are conducting a Phase 2 clinical trial focusing on endometrial cancer. ACR-368 OncoSignature-positive patients receive ACR-368 monotherapy in a single arm Phase 2b trial and ACR-368 OncoSignature-negative patients receive ACR-368 combined with LDG at the RP2D of ACR-368 and RP2D established in the study which is 10 mg/m2 in the exploratory Phase 2 dose expansion portion of the trial. As a result, all patients biopsied are eligible to receive therapy. Akoya procures and manufactures the necessary supplies to perform the OncoSignature tests. Based on our communications with the FDA to date, we believe the monotherapy trial, if successful, has the potential to be registrational for ACR-368. At ESMO 2024 (September 14, 2024 R&D event and press release), we reported that endometrial cancer was our prioritized indication, as it represents the first potential registrational opportunity for ACR-368. We remain confident in this strategy based on emerging clinical data, competitive positioning given limited treatment options, and the strong commercial opportunity in both second- and front-line settings. Our blinded KOL market research estimates that there are approximately 27,000 U.S. patients annually in the second-line setting alone for endometrial cancer. Due to increased competition and a smaller market opportunity, we set a high internal clinical bar for ovarian cancer, which preliminary data suggests is unlikely to be met. Bladder cancer is also being deprioritized due to lower than preclinically predicted BM+ rate, leading to challenging enrollment with single digit BM+ patient enrollment to date. We have now officially deprioritized ovarian and bladder cancers, reallocating all clinical resources to ACR-368 in endometrial cancer and ACR-2316.

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

In September 2024, we reported positive clinical data at the European Society of Medical Oncology conference from the ongoing registrational intent, multicenter Phase 2 trial of ACR-368 in patients with locally advanced or metastatic, recurrent endometrial cancer who had progressed on prior anti-PD-1 therapy, unless ineligible. Patients of all histopathologies (endometrioid, serous, clear cell, and carcinosarcoma) and regardless p53, MMR and other molecular status are eligible. Endometrial cancer had not been previously studied in prior ACR-368 Lilly-sponsored trials. Using AP3 for indication screening, this tumor type was predicted to be particularly sensitive to ACR-368 prior to the current ongoing Phase 2 study. The data were based on 35 safety-evaluable patients, of which 23 (8 BM+ and 15 BM- patients) were efficacy-evaluable with at least one on-treatment scan (data cut off July 25, 2024). This data included a confirmed ORR of 62.5% (95% CI, 30.4-86.5) observed in prospectively-selected ACR-368 OncoSignature-positive patients with endometrial cancer. The data further validated our AP3-based ACR-368 OncoSignature assay, which is used for prospective patient selection in this registrational intent trial, achieving a clear segregation of responders in the OncoSignature-positive versus OncoSignature-negative arms (p-value = 0.009). Consistent with previous Phase 2 clinical trials conducted with ACR-368, the adverse events, or AEs, were primarily reversible, transient, mechanism-based hematological, including neutropenia and thrombocytopenia. Based on these results, which demonstrated single agent RECIST activity in patients who all had progressed on anti-PD-1 and included patients with the most difficult to treat forms of endometrial cancer, including p53 mutated, pMMR serous and carcinosarcomas, Acrivon is planning a confirmatory trial combining ACR-368 with anti-PD-1 vs anti-PD-1 in the maintenance phase of the recently approved first-line therapy for endometrial cancer. This is further supported by the strong rationale and synergy observed in preclinical studies combining ACR-368 with anti-PD-1.

An interim data extract from the EDC clinical database was done on February 25, 2025, including 20 BM+ endometrial cancer patients treated with ACR-368 monotherapy and 38 BM- treated with ACR-368 plus LDG that were efficacy-evaluable by RECIST (2 BM- had treatment discontinued without scan). All BM+ patients had progressed after prior platinum-based chemotherapy and prior anti-PD-1, and the median and mean prior lines of therapy for these patients were 2 and 2.6, respectively. A majority of these BM+ patients were refractory to the last prior line of therapy, with aggressive, generally heavily pre-treated tumors: 12 had refractory disease (best overall response of PD in the last prior line of therapy), 6 had relapsed disease, and 2 unknown. Amongst these 20 BM+ patients, 15 were either serous or carcinosarcomas, 13 were pMMR (2 dMMR, 5 not tested), and 11 p53 mutated (3 wild-type; 6 unknown). In patients that had relapsed after the prior line of therapy (N=6), the confirmed ORR was 50% and the DCR was 100%. Amongst the 12 patients with tumors refractory to the last prior line of therapy (ORR = 0%) we observed meaningful ACR-368 clinical activity with a confirmed ORR of 33% and DCR of 75%. The ACR-368 OncoSignature accurately identified patients whose tumors are sensitive to ACR-368, with 80% of BM+ patients demonstrating tumor shrinkage. Among all 20 BM+ patients the confirmed ORR was 35% and the DCR was 80%. Overall, we observed significant anti-tumor activity and disease control in BM+ patients with aggressive, refractory tumors that did not respond at all (0 % ORR) to the last line of prior therapy, and with a confirmed ORR more than double (35%) the best ORR observed in the last prior line of therapy (15%) for all BM+ patients.

We have previously confirmed in preclinical studies that LDG sensitizes both BM- and BM+ tumors to ACR-368, as predicted by the AP3 platform, and this is consistent with an upregulation of the ACR-368 OncoSignature biomarkers in both human tumor cell lines and in human tumor xenograft mouse models after LDG treatment. We now have obtained further evidence of such OncoSignature biomarker upregulation in human patient tumors based on serial pre- and post- LDG biopsies in an ongoing Investigator-Initiated Trial at the Moffitt Cancer Center in patients with H&N cancer. Consistent with this preclinical and now clinical evidence of sensitization by LDG in BM- patients, we are continuing to explore the combination of ACR-368 with LDG in our ongoing endometrial cancer trial. Preliminary analyses of the 38 BM- patients, who are heavily pretreated (median of 3 prior lines of therapy) show a confirmed ORR of ~13% with the ACR-368 + LDG combination, which is comparable to the best ORR in the last prior line of therapy (median = 3) in these patients, which was 17%. Based on the totality of the preclinical and observed clinical data, we believe this supports significant LDG sensitization to ACR-368 in BM- patients. We expect a similar sensitization in BM+ patients which could be explored in a future all-comer study of ACR-368 + LDG.

We believe that use of our ACR-368 OncoSignature test to select patients predicted to be sensitive to ACR-368 for treatment may significantly increase the ORR, which has the potential to lead to accelerated approval for endometrial cancer while avoiding treatment of patients with tumors that are not likely to respond. However, we cannot guarantee that the FDA will permit us to utilize an accelerated approval process or that our intended approach will be sufficient for regulatory approval. We are planning to file one or more IND application amendments to add one or more additional cancer types under the same or a similar trial protocol design at a later time, including head and neck cancer, anal cancer, and cervical cancer.

Our Internally Discovered and Developed Programs

We also have wholly-owned, internally developed preclinical and clinical drug programs uniquely enabled by our AP3 platform and its ability to rationally design compounds with optimal target selectivity properties aiming to achieve potent single agent activity through elimination of dominant resistance mechanisms. These programs are also structure-guided with rational medicinal chemistry efforts based on co-crystallography of lead series with their respective targets to ensure high selectivity.

ACR-2316 is our first internally discovered clinical stage asset. It is a novel, dual WEE1 and PKMYT1 inhibitor small molecule development candidate, rationally designed through advanced co-crystallography and the AP3 platform to achieve optimal target potency and selectivity through strong activation of not only CDK1 and CDK2 but also of PLK1 to drive pro-apoptotic cell death, as observed in preclinical studies against benchmark inhibitors, delivering potent single agent anti-tumor activity across in vitro and in vivo preclinical studies, compared to benchmark WEE1 and PKMYT1 inhibitors. Clinical WEE1 inhibitors have demonstrated promising anti-tumor activity in early clinical trials conducted by competitors; however, their clinical activity has been hindered by a narrow therapeutic index and WEE1 inhibitor-induced resistance mechanisms. ACR-2316 was specifically designed using AP3 to address these limitations through very high selectivity to limit adverse events to mechanism-based, on-target, and to simultaneously inhibit PKMYT1, a closely related protein serine/threonine kinase also serving critical functions in the cell cycle and DDR pathways, that accounts for a major part of WEE1 inhibitor-induced resistance, as revealed by AP3. Based on mechanism of action and confirmed in our preclinical studies, balanced inhibition of PKMYT1 results in more potent single agent activity.

We believe there is a need for novel patient selection methods to overcome the challenges with genetics-based patient selection methods, and that using AP3 will enable us to identify drug-sensitive indications and individual patients predicted sensitive to WEE1 and PKMYT1 inhibitors. Using AP3 for unbiased quantitative high-resolution measurement of the effects of ACR-2316 on the human tumor cell phosphoproteome, this compound has been optimized for potent induction of mitotic catastrophe, which is key to its strong single agent activity in preclinical models and potentially favorable clinical profile for monotherapy development. ACR-2316 was discovered by AP3-based SAR, facilitated by co-crystallography, and designed by AP3 to overcome WEE1-induced resistance mechanisms. The preclinical data generated demonstrate a very potent single agent activity so we believe patient selection might not be needed in the most sensitive tumor indications. Using AP3-based Indication Finding and AP3-based analyses of in-house and publicly available data, we are enrolling selected high unmet need solid tumor types predicted sensitive to ACR-2316 in our Phase 1 trial. We plan to generate an OncoSignature to be used for drug target engagement-based dose optimization in the Phase 1 and for potential individual patient responder prediction, if needed.

ACR-2316 entered clinical development in the third quarter of 2024, two quarters ahead of original timelines, and the Phase 1 monotherapy clinical trial of ACR-2316 is currently in the dose escalation portion of this trial. The Phase 1 study will assess the safety and tolerability of ACR-2316. Additionally, the study will seek to establish the pharmacokinetic profile, evaluate preliminary anti-tumor activity and determine the recommended Phase 2 monotherapy dose. Dose optimization is being guided by drug target engagement in alignment with the FDA’s Project Optimus. We anticipate providing a clinical data update in the second half of 2025. Based on pharmacokinetic (PK) analysis in the first two dosing level cohorts, we have observed encouraging approximate dose proportionality. Moreover, using our internal MS-based AP3 profiling to support the clinical trial of ACR-2316, we are already detecting drug target engagement in peripheral blood mononuclear cells (PBMCs) in dose level 1. In addition, initial clinical activity has been observed in a patient in DL3, with significant decrease in size of metastatic lesions throughout the chest, abdomen and pelvis. This patient (who had received 3 prior lines of therapy including chemotherapy and anti-PD-1) remains on therapy.

Preclinical Program

We also have a wholly-owned, internally developed preclinical cell cycle program with an undisclosed target being developed uniquely using AP3. Consistent with our approach to ACR-2316 development, this program is also based on rational medicinal chemistry efforts informed by the intracellular pathway effects of compounds revealed by AP3 combined with co-crystallography of lead series with the undisclosed target and off-targets to ensure high selectivity. We anticipate nominating a development candidate in 2025. We also anticipate initiating a new program in autoimmune/inflammatory diseases in 2025, leveraging AP3.

AP3 Potential for Broad Clinical Impact

Our AP3 platform is based on two integrated technology pillars, mass spectrometry-based proteomic profiling and our automated tumor imaging biomarker platform. Mass spectrometry, or MS, enables a systematic, unbiased quantitative analysis of the proteins inside a cell or entire tissues and is used to identify our biomarker candidates. These are validated using our biomarker platform which is also used to run our OncoSignature tests. AP3 is designed to generate multiple clinically-actionable, valuable outputs:

•
Predictive biomarkers and patient responder identification: Our AP3 platform enables identification and treatment of patients predicted to be sensitive to the drug candidate, while avoiding treatment of patients predicted not to benefit.
•
Indication finding and expansion: AP3 screening of human patient tumor samples is used to preclinically predict what proportion of various tumor types are expected to be highly sensitive to our drug candidates. This enables indication expansion and could potentially increase the response rates in clinical trials.
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

Figure 2. AP3 has potential for broad impact across the drug discovery and development process. Figure illustrates proven deliverables with the AP3 platform.

Our Team

We were founded in 2018 and are led by pioneers in oncogenic signaling, oncology precision medicine, and the use of proteomic technology to uncover intracellular biochemical signaling pathways and to apply this knowledge to develop drug candidates and clinical diagnostics. Peter Blume-Jensen, MD, PhD, our co-founder, President and Chief Executive Officer, is the inventor of our AP3 platform and OncoSignature patient selection method. He has extensive experience in oncology drug discovery and development at leading pharmaceutical companies including Serono, Merck & Co. and Daiichi Sanyo. While Chief Scientific Officer at Metamark Genetics, Dr. Blume-Jensen led the development of an automated, proteomics-based predictive clinical diagnostic for prostate cancer which was validated through blinded clinical trials and included as the only stand-alone test under National Comprehensive Cancer Network, or NCCN, guidelines and reimbursement in 2015. Kristina Masson, PhD, MBA, co-founder, Executive Vice President, Business Operations and head of our discovery research site in Sweden, previously founded and operated OncoSignature AB, a biotech company which established the phosphoproteomics and drug discovery infrastructure and which we subsequently acquired. Jesper Olsen, PhD, our academic co-founder, is Professor of Quantitative Proteomics at the University of Copenhagen and Vice Director of the Novo Nordisk Foundation for Protein Research and a recognized pioneer of MS-based quantitative phosphoproteomics. Rasmus Holm-Jorgensen, our Chief Financial Officer through April 1, 2025, has over 20 years of experience in the biopharmaceutical industry, most recently as Chief Strategy & Portfolio Officer and part of the founding team at Kiniksa Pharmaceuticals. Effective April 1, 2025, Adam Levy, PhD, MBA, has been appointed to the position of Chief Financial Officer. Dr. Levy has been serving as Senior Vice President and Head, Corporate Affairs and Investor Relations of the Company since July 2023. Dr. Levy has more than 25 years of finance and investor relations experience in the biopharma industry. Erick Gamelin, MD, PhD, our Chief Development Officer, has led over 100 Phase 1 through Phase 3 oncology clinical trials and most recently served as Chief Medical Officer of Step Pharma. Eric Devroe, PhD, our Chief Operating Officer, has extensive experience in operations and business development leadership from his time at Metamark Genetics, MDACC, and several start-up companies. Jean-Marie Cuillerot, MD, our Chief Medical Officer, was most recently Chief Medical Officer at Dragonfly Therapeutics and Agenus. He has extensive experience in leading clinical programs in immune-oncology from pre-IND through global submissions, including development of Avelumab at EMD-Serono, the first drug approved to treat Merkel cell carcinoma and second-line bladder cancer, as well as multiple Phase 2 and Phase 3 clinical trials at Bristol Myers Squibb for ipilimumab across indications. Mary-Alice Miller, our Chief Legal Officer, has over 20 years of experience as a corporate attorney. She most recently served as General Counsel of Butterfly Network, a publicly listed medical device company.

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

While our AP3 approach is broadly applicable across disease areas, we are initially focused on oncology. Our goal is to treat patients with cancer with clinically active therapeutics that have a high likelihood of success based on predicted sensitivity to our drug candidates. Oncology is an area of high unmet clinical need, in which only a small fraction of patients currently benefits from existing predictive biomarkers, such as next-generation sequencing, or NGS. We are currently applying the AP3 technology to both in-licensed clinical stage and to internally developed drug candidates for tumors that do not harbor single gene driver mutations, which is estimated to be more than 90% of all human cancers. The relevant drug target classes in these tumors that we believe are well-suited for our AP3 approach include but are not limited to DDR pathways, DNA replication stress, super enhancers, and cell cycle and transcriptional regulators. We are currently focused on expedited clinical development of our clinically advanced asset ACR-368, in our ongoing Phase 2 registrational intent trial focusing on patients with endometrial cancer, with an option for further clinical development of ACR-368 in HPV+ and other cancers, e.g. MDS/MPN. The Phase 2 trial is based on OncoSignature-predicted sensitivity to ACR-368 and has been cleared by the FDA to be conducted under a master protocol. In addition to ACR-368, we are also leveraging our proprietary AP3 precision medicine platform to develop our co-crystallography-driven, internally-discovered pipeline programs. These include ACR-2316, our second clinical stage asset which is now advancing in Phase 1, a novel, potent, selective WEE1/PKMYT1 inhibitor designed using AP3 for superior single-agent activity through strong activation of not only CDK1 and CDK2 but also of PLK1 to drive pro-apoptotic cell death, as observed in preclinical studies against benchmark inhibitors. In addition, we have a preclinical cell cycle program with an undisclosed target.

The key elements of our strategy summarized below are to:

•
Advance ACR-368, our CHK1/2 inhibitor, through clinical development in endometrial cancer by enrolling ACR-368 OncoSignature-positive patients. Our lead program, ACR-368, has already demonstrated deep, durable anti-tumor activity, including CRs, in patients with ovarian cancer in past clinical trials. Based on preclinical AP3-based indication finding screening we predict that patients with other solid tumor types of high clinical unmet need, including 30% to 40% of patients with endometrial cancer, could benefit from ACR-368 monotherapy. We have further confirmed this prediction in preclinical studies on PDX models where we observed that endometrial tumors were highly sensitive to ACR-368, and that our ACR-368 OncoSignature test was able to prospectively identify which models are the most sensitive. In September 2024, we reported positive clinical data for endometrial cancer, including a confirmed ORR of 62.5% (95% CI, 30.4 - 86.5). The data further validated our AP3-based ACR-368 OncoSignature assay, which is used for prospective patient selection in the registrational intent trial, showing a segregation of responders in the OncoSignature-positive versus OncoSignature-negative arms (p = 0.009). The median duration of treatment was not yet reached, but the duration on study was six months at the time of the data cut. With the encouraging maturing data in endometrial cancer combined with the competitive positioning given limited treatment options in second line and the potential market opportunity, we are now prioritizing this tumor type.
•
Selectively pursue AP3 identified rational drug combinations with our drug candidates in OncoSignature-negative patients, initially ACR-368 with LDG. Our AP3 platform is able to elucidate pathways of underlying tumor resistance mechanisms, both pre-existing (intrinsic) and acquired (therapy-induced). This allows us to identify rational drug combinations that can re-sensitize ACR-368 OncoSignature-negative patients to our drug candidates in resistant tumors. For example, we have shown that LDG was highly synergistic with ACR-368 in resistant human tumor cell lines and was able to re-sensitize ACR-368 resistant tumors to ACR-368, in ovarian, bladder, and endometrial cancers. Based on these findings, we are conducting a Phase 1b/2 clinical trial with ACR-368 in combination with LDG for endometrial cancer patients whose tumors are ACR-368 OncoSignature-negative. Work is now proceeding in the exploratory Phase 2 dose expansion portion of the study utilizing the newly established RP2D for low dose gemcitabine and the previously established RP2D for ACR-368. In April and September 2024, we reported that evidence of sensitization to ACR-368 by ultra-low dose gemcitabine (ULDG) was observed in a proportion of BM- subjects, with an initial disease control in eight out of 15 subjects, including one confirmed complete response (CR).
•
Discover and develop a pipeline of proprietary drug candidates by leveraging our AP3 platform. We are applying our AP3 platform in multiple ways to build and advance a pipeline of structure-guided, wholly owned precision oncology drug candidates. The first of these, ACR-2316, is a novel, dual WEE1 and PKMYT1 inhibitor small molecule, rationally designed through advanced co-crystallography and the AP3 platform to achieve optimal target potency and selectivity, delivering potent single agent anti-tumor activity across in vitro and in vivo preclinical studies, compared to benchmark WEE1 and PKMYT1 inhibitors. While WEE1 inhibitors have shown single agent clinical activity across patients with solid tumors of high unmet need, the ORR so far has been insufficient for approval and, despite significant efforts in identifying patient responders, these efforts have not been fruitful to date. The ACR-2316 program is currently being investigated in a Phase 1 clinical trial designed to assess the safety and tolerability of ACR-2316. Additional objectives of this trial include the determination of the maximal tolerated dose and recommended Phase 2 monotherapy dose, characterization of the pharmacokinetic profile, and preliminary evaluation of anti-tumor activity. We also have a cell cycle program for which we anticipate nominating a development candidate in 2025. All of our internally derived drug candidates will leverage AP3 phosphoproteomic drug candidate profiling to guide and optimize drug potency and selectivity. We believe that this approach will help ensure that our drug candidates directly affect the pathways of interest while minimizing off-target effects, an approach that is highly differentiated from traditional drug discovery programs. Additionally, by utilizing AP3, we believe we can identify patients with highly sensitive tumor types of high unmet clinical need for treatment before initiation of our clinical trials.
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
•
Opportunistically enter into strategic co-development partnerships to maximize the full potential of our AP3 platform. We believe that there are opportunities to partner with organizations that have approved drugs or drug candidates in development under competitive pressure and where the availability of a highly predictive OncoSignature test to achieve high ORRs can potentially provide an advantage in obtaining regulatory approval and market share. Moreover, we believe that identification of rational drug combinations for such drugs to improve ORR and clinical benefit are of high value to prospective partners. We intend to pursue such partnerships where we can realize the value that our AP3 platform can bring to the drug candidate through early co-development.

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

While the principles and technology behind AP3 are not limited to cancer, we are initially committed to oncology, where we are applying AP3 to develop drug candidates with the potential to transform the treatment of solid tumors of high unmet clinical need. Strategically, we are applying AP3 to drug classes where genetics has proven difficult or insufficient for response prediction, and that are active in major fractions of solid tumors, but where the ORR is insufficient for approval without a prospective patient responder identification method. In addition to DDR pathway inhibitors such as ATR, ATM, WEE1, and CHK1/2, examples of drug classes that we believe would benefit from our AP3 platform include cell cycle regulators (such as CDK2, 4, 6), mitotic regulators (such as Aurora kinases), transcriptional regulators, DNA replication modulators, such as CDC7, super enhancer kinases (such as CDK7, 9, 12), and inhibitors of mutated forms of K-RAS. We believe our ability to apply AP3 to these drug classes allows us to open up the potential of precision medicine approaches to a much larger fraction of patients than has been possible using exclusively genetics-based approaches. We are initially progressing a pipeline of DDR and cell cycle drug candidates, but intend to broaden our pipeline to some of these other drug classes and targets through preclinical AP3-based indication finding. We anticipate conducting target/compound validation and indication finding for a new program in autoimmune/inflammatory diseases leveraging AP3.

Our AP3 platform is based on two underlying technology pillars typically executed in two sequential steps: the first step, a high-resolution MS for biomarker identification which is integrated with, the second step, our automated tumor biopsy-imaging biomarker platform that enables biomarker validation and which is also used to run our OncoSignature tests.

Figure 4. Our AP3 platform is based on unbiased biomarker identification using global phosphoproteomic profiling by MS and an automated biomarker platform.

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

Figure 5. AP3 approach for streamlined development and validation of predictive OncoSignature tests.

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

Figure 6. Our OncoSignature tests are applied to pretreatment tumor biopsies and will be offered by our CDx partner with an anticipated turn-around time of five to seven business days.

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

We are enrolling and dosing patients in our Phase 2 trial of ACR-368 focusing on patients with endometrial cancer based on OncoSignature-predicted sensitivity to ACR-368, due to the encouraging maturing data, competitive positioning, and potential market opportunity.

In September 2024, we reported positive clinical data at the European Society of Medical Oncology conference from the ongoing registrational intent, multicenter Phase 2 trial of ACR-368 in patients with locally advanced or metastatic, recurrent endometrial cancer who had progressed on prior anti-PD-1 therapy, unless ineligible. Endometrial cancer had not been previously studied in prior ACR-368 Lilly-sponsored trials. Using AP3 for indication screening, this tumor type was predicted to be particularly sensitive to ACR-368 prior to the current ongoing Phase 2 study. The data were based on 35 safety-evaluable patients, of which 23 (8 BM+ and 15 BM- patients) were efficacy-evaluable with at least one on-treatment scan (data cut off July 25, 2024). This data included a confirmed ORR of 62.5% (95% CI, 30.4-86.5) observed in prospectively-selected BM+ patients with endometrial cancer. The data further validated our AP3-based ACR-368 OncoSignature assay, which is used for prospective patient selection in this registrational intent trial, achieving a clear segregation of responders in the OncoSignature-positive versus OncoSignature-negative arms (p-value = 0.009).

An interim data extract from the EDC clinical database was done on February 25, 2025, including 20 BM+ endometrial cancer patients treated with ACR-368 monotherapy and 38 BM- treated with ACR-368 plus LDG that were efficacy-evaluable by RECIST (2 BM- had treatment discontinued without scan). All BM+ patients had progressed after prior platinum-based chemotherapy and prior anti-PD-1, and the median and mean prior lines of therapy for these patients were 2 and 2.6, respectively. A majority of these BM+ patients were refractory to the last prior line of therapy, with aggressive, generally heavily pre-treated tumors: 12 had refractory disease (best overall response of PD in the last prior line of therapy), 6 had relapsed disease, and 2 unknown. Amongst these 20 BM+ patients, 15 were either serous or carcinosarcomas, 13 were pMMR (2 dMMR, 5 not tested), and 11 p53 mutated (3 wild-type; 6 unknown). In patients that had relapsed after the prior line of therapy (N=6), the confirmed ORR was 50% and the DCR was 100%. Amongst the 12 patients with tumors refractory to the last prior line of therapy (ORR = 0%) we observed meaningful ACR-368 clinical activity with a confirmed ORR of 33% and DCR of 75%. The ACR-368 OncoSignature accurately identified patients whose tumors are sensitive to ACR-368, with 80% of BM+ patients demonstrating tumor shrinkage. Among all 20 BM+ patients the confirmed ORR was 35% and the DCR was 80%. Overall, we observed significant anti-tumor activity and disease control in BM+ patients with aggressive, refractory tumors that did not respond at all (0 % ORR) to the last line of prior therapy, and with a confirmed ORR more than double (35%) the best ORR observed in the last prior line of therapy (15%) for all BM+ patients.

We have previously confirmed in preclinical studies that LDG sensitizes both BM- and BM+ tumors to ACR-368, as predicted by the AP3 platform, and this is consistent with an upregulation of the ACR-368 OncoSignature biomarkers in both human tumor cell lines and in human tumor xenograft mouse models after LDG treatment. We now have obtained further evidence of such OncoSignature biomarker upregulation in human patient tumors based on serial pre- and post- LDG biopsies in an ongoing Investigator-Initiated Trial at the Moffitt Cancer Center in patients with H&N cancer. Consistent with this preclinical and now clinical evidence of sensitization by LDG in BM- patients, we are continuing to explore the combination of ACR-368 with LDG in our ongoing endometrial cancer trial. Preliminary analyses of the 38 BM- patients, who are heavily pretreated (median of 3 prior lines of therapy) show a confirmed ORR of ~13% with the ACR-368 + LDG combination, which is comparable to the best ORR in the last prior line of therapy (median = 3) in these patients, which was 17%. Based on the totality of the preclinical and observed clinical data, we believe this supports significant LDG sensitization to ACR-368 in BM- patients. We expect a similar sensitization in BM+ patients which could be explored in a future all-comer study of ACR-368 + LDG.

We also plan to study ACR-368 in one or more additional indications, such as HPV+ squamous cell carcinomas, including SCCHN, anal, and cervical cancer, based on demonstrated clinical single agent activity in SCCHN and anal cancer and OncoSignature-based prediction of sensitivity to ACR-368 in a proportion of patients. In addition, we are assessing trial initiation in MDS/MPN, diseases with high unmet need, based on transcription factor gene mutations rendering these malignancies sensitive to CHK1 and CHK2 as observed in various preclinical studies, including studies using ACR-368. Akoya is procuring and manufacturing the necessary supplies to perform the OncoSignature tests used in our Phase 2 clinical trial.

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

Figure 7. CHK1 functions as a cell cycle checkpoint to inhibit DNA replication when DNA damage is present.

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

Clinical development of ACR-368 for patients with endometrial cancer

We are developing ACR-368 for the treatment of patients with advanced solid tumors including endometrial cancers. ACR-368 has demonstrated deep, durable single agent anti-tumor clinical activity, including CRs, in a proportion of more than 400 solid tumor patients treated at RP2D in past clinical trials conducted by Lilly, its previous sponsor, and in several investigator-initiated trials, including at the NCI and at MDACC. Importantly, ACR-368 was well-tolerated in these trials, exhibiting primarily reversible, manageable hematological adverse events and limited dose-limiting non-hematological adverse events. Accordingly, there have been no clinical or regulatory holds reported and less than 2% drug-related discontinuations across all trials to date. By pairing ACR-368 with our compound-specific OncoSignature test, we believe we may significantly increase the ORR by targeting treatment to the patients that are predicted to be most dependent on CHK1/2, and therefore more likely to respond.

Based on our preclinical studies, we expect 30% to 40% of patients in our lead indication, endometrial cancer, will be ACR-368 OncoSignature-positive. We expect the ORR to exceed that of current standard of care and, if the data are sufficient, we will aim for single-agent, single-arm approval. These patients are treated with ACR-368 in a Phase 2 trial at the RP2D. The remaining 60% to 70% of ACR-368 OncoSignature-negative patients receive ACR-368 at the RP2D with LDG, which we have found to be highly synergistic with ACR-368 using our AP3 platform in preclinical studies.

In September 2024, we reported positive clinical data at the European Society of Medical Oncology conference from the ongoing registrational intent, multicenter Phase 2 trial of ACR-368 in patients with locally advanced or metastatic, recurrent endometrial cancer who had progressed on prior anti-PD-1 therapy, unless ineligible. Endometrial cancer had not been previously studied in prior ACR-368 Lilly-sponsored trials. Using AP3-based indication screening, this tumor type was predicted to be particularly sensitive to ACR-368 prior to the current ongoing Phase 2 study. The data were based on 35 safety-evaluable patients, of which 23 (8 BM+ and 15 BM- patients) were efficacy-evaluable with at least one on-treatment scan (data cut off July 25, 2024). This data included a confirmed ORR of 62.5% (95% CI, 30.4-86.5) observed in prospectively-selected BM+ patients with endometrial cancer. The data further validated our AP3-based ACR-368 OncoSignature assay, which is used for prospective patient selection in this registrational intent trial, achieving a clear segregation of responders in the OncoSignature-positive versus OncoSignature-negative arms (p-value = 0.009).

An interim data extract from the EDC clinical database was done on February 25, 2025, including 20 BM+ endometrial cancer patients treated with ACR-368 monotherapy and 38 BM- treated with ACR-368 plus LDG that were efficacy-evaluable by RECIST (2 BM- had treatment discontinued without scan). All BM+ patients had progressed after prior platinum-based chemotherapy and prior anti-PD-1, and the median and mean prior lines of therapy for these patients were 2 and 2.6, respectively. A majority of these BM+ patients were refractory to the last prior line of therapy, with aggressive, generally heavily pre-treated tumors: 12 had refractory disease (best overall response of PD in the last prior line of therapy), 6 had relapsed disease, and 2 unknown. Amongst these 20 BM+ patients, 15 were either serous or carcinosarcomas, 13 were pMMR (2 dMMR, 5 not tested), and 11 p53 mutated (3 wild-type; 6 unknown). In patients that had relapsed after the prior line of therapy (N=6), the confirmed ORR was 50% and the DCR was 100%. Amongst the 12 patients with tumors refractory to the last prior line of therapy (ORR = 0%) we observed meaningful ACR-368 clinical activity with a confirmed ORR of 33% and DCR of 75%. The ACR-368 OncoSignature accurately identified patients whose tumors are sensitive to ACR-368, with 80% of BM+ patients demonstrating tumor shrinkage. Among all 20 BM+ patients the confirmed ORR was 35% and the DCR was 80%. Overall, we observed significant anti-tumor activity and disease control in BM+ patients with aggressive, refractory tumors that did not respond at all (0 % ORR) to the last line of prior therapy, and with a confirmed ORR more than double (35%) the best ORR observed in the last prior line of therapy (15%) for all BM+ patients.

We have previously confirmed in preclinical studies that LDG sensitizes both BM- and BM+ tumors to ACR-368, as predicted by the AP3 platform, and this is consistent with an upregulation of the ACR-368 OncoSignature biomarkers in both human tumor cell lines and in human tumor xenograft mouse models after LDG treatment. We now have obtained further evidence of such OncoSignature biomarker upregulation in human patient tumors based on serial pre- and post- LDG biopsies in an ongoing Investigator-Initiated Trial at the Moffitt Cancer Center in patients with H&N cancer. Consistent with this preclinical and now clinical evidence of sensitization by LDG in BM- patients, we are continuing to explore the combination of ACR-368 with LDG in our ongoing endometrial cancer trial. Preliminary analyses of the 38 BM- patients, who are heavily pretreated (median of 3 prior lines of therapy) show a confirmed ORR of ~13% with the ACR-368 + LDG combination, which is comparable to the best ORR in the last prior line of therapy (median = 3) in these patients, which was 17%. Based on the totality of the preclinical and observed clinical data, we believe this supports significant LDG sensitization to ACR-368 in BM- patients. We expect a similar sensitization in BM+ patients which could be explored in a future all-comer study of ACR-368 + LDG.

Based on strong biological rationale and internally generated preclinical data showing strong synergy of ACR-368 with immune checkpoint inhibitors, we are currently evaluating the opportunity for a confirmatory label expansion trial in first line combing ACR-368 with anti-PD-1 in the maintenance phase of the recently approved new frontline therapy of platinum-based chemotherapy combined with anti-PD-1, in a pMMR all-comer setting.

Figure 8. Potent synergy of ACR-368 with anti-PD-L1 displays immune memory in 100% of mice.

Endometrial cancer background

Endometrial cancer is a cancer of the lining of the uterus that primarily affects post-menopausal women. The American Cancer Society estimates that in the United States there will be 66,200 new cases of endometrial cancer and approximately 13,030 patients will die of this disease in 2023. First-line treatment for patients with localized, early-stage disease is surgery with radiation therapy. Patients with more advanced disease, stages III or IV, especially high-grade, are treated with the recently approved frontline therapy consisting of platinum/taxane backbone chemotherapy in combination with anti-PD-1, followed by a long maintenance phase of anti-PD-1 (Eskander et al, NEJM 2024; Raza-Mirza et al, NEJM, 2024). In second line, the ~15% of patients with HER2 (IHC3+) are offered trastuzumab-deruxtecan, an ADC, when eligible. Apart from these, there is a huge unmet need in second line, as the previously used standard-of-care therapy with anti-PD-1 combined with Lenvatinib is not an option, at least for the ~75-80% of patients that are pMMR. There is no standard of care in later lines or therapy. Five-year survival for patients with metastatic endometrial cancer is approximately 20%.

In August 2024, company-sponsored, blinded third-party KOL market research showed strong interest in the emerging clinical profile of ACR-368 (product name blinded) as an important potential therapy in the rapidly evolving treatment landscape of high-grade, recurrent endometrial cancer where second-line options are now limited due to the recent approval of anti-PD-1 and chemotherapy as front-line therapy. There is a limited number of new emerging therapies in the second line setting, where the SOC for patents that are no longer eligible for lenvatinib plus pembrolizumab due to the new frontline therapy with chemotherapy and anti-PD-1, is very limited with an estimated ~12% ORR and mPFS of ~3 months. The market research also showed a significant market potential with an estimated ~30K new cases of high-grade, locally advanced or metastatic, recurrent (progressed on anti-PD-1 and chemotherapy) endometrial cancer per year in the U.S. and that ~90% of these patients will progress to second line.

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

Sarcoma background

In addition to previously observed clinical activity in the above tumor types as monotherapy, ACR-368 has also shown clinical activity in patients with certain sarcoma subtypes in combination with various chemotherapeutic agents. Patients with sarcomas have very limited treatment options, primarily surgery, chemotherapy, and radiation, depending on the subtype. The five-year survival for patients with metastatic soft tissue sarcomas is approximately 17%.

MDS/MPN background

Myelodysplastic syndrome and myeloproliferative neoplasms (MDS/MPN) are hematological malignancies. MDS is a malignant clonal disorder of hematopoietic stem cells, leading to ineffective hematopoiesis, dysplasia, and cytopenias. It has a risk of infection and overall progression to acute myeloid leukemia (AML). MPNs (including polycythemia vera (PV), essential thrombocythemia (ET), and primary myelofibrosis (PMF)) are also clonal hematologic malignancies, characterized by excessive blood cell production. Some MPNs have an indolent course, but PMF and advanced PV/ET can transform into secondary AML, which is aggressive and difficult to treat. Preclinical research has identified frequent mutations in certain transcription factor genes that play a crucial role in the pathogenesis of MDS/MPNs. These mutations can disrupt normal cell cycle regulation and DNA repair mechanisms, making the cancer cells more reliant on alternative pathways for survival. This dependency renders them potentially sensitive to inhibitors of DNA damage checkpoint kinases, such as CHK1 and CHK2, as observed in various preclinical studies, including with ACR-368.

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

Figure 13. ORR and DCR in each of the four cohorts of patients with platinum-resistant and platinum-refractory ovarian cancer.

The primary outcome in this study was ORR. Results from this trial showed that a subset of patients with ovarian cancer treated with ACR-368 across all four cohorts achieved durable PRs. The ORR in the 140 patients with platinum-resistant ovarian cancer was 12.1%, not including unconfirmed responders.

Secondary outcomes included DCR, which is the percentage of patients with a best overall response of CR, PR, or stable disease, or SD, for at least four months. The DCR was over 30% across all four cohorts, varying from 31% in patients with platinum-refractory disease to 45% in patients with platinum-resistant disease with at least three lines of prior failed therapies. In the three cohorts of patients with platinum-resistant disease, the median duration of response was 5.6 months (95% confidence interval: 3.9 months; 7.6 months), and the median duration of overall survival was 11.9 months (95% confidence interval: 9.9 months; 14 months).

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

* Adverse events greater than or equal to Grade 3 are considered serious adverse events

Using Our ACR-368 OncoSignature Test For Prediction of Sensitivity to ACR-368 in Our Ongoing Phase 2 Trial

Using the AP3 streamlined process as described above, we have developed a predictive OncoSignature test for ACR-368, called ACR-368 OncoSignature. We are using this in our ongoing Phase 2 trial to treat patients with endometrial cancer based on predicted sensitivity to ACR-368. We have extensively evaluated our ACR-368 OncoSignature test in various preclinical studies and models demonstrating the ability to predict sensitivity to ACR-368.

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
Predicted Responder
Patient with drug target dependency
Class 1 BM
Class 2 BM
Class 3 BM
Patient Low
Predicted Non-Responder
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

We were able to obtain pre-treatment biopsy samples from a subset of patients with ovarian cancer treated with ACR-368 in the prior clinical Phase 2 trials: patients treated at NCI and in the multi-center trial sponsored by Lilly. We generated OncoSignature scores on these biopsy samples blinded to treatment outcome and handed these over to the third-party biostatistician, who received the treatment outcome annotation separately. The results of these studies showed that use of our tumor-agnostic ACR-368 OncoSignature test was able to significantly improve the response rate, to 47% and 58%, respectively. Moreover, the results also demonstrated that a negative ACR-368 OncoSignature largely eliminated patients who are less responsive to ACR-368, hence sparing these patients from ACR-368 single-agent treatment from which they would not benefit.

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

Prediction of ACR-368 clinical activity in additional cancer indications

To identify tumor types predicted to be sensitive to ACR-368, we used our ACR-368 OncoSignature test to screen across large numbers of human patient tumor samples across tumor types obtained from biorepositories. Through this tumor-agnostic usage of ACR-368 OncoSignature we found that between 30% and 40% of samples from patients with endometrial cancer and bladder cancer were predicted to be sensitive to ACR-368. In addition to confirming the positive predictive value of our ACR-368 OncoSignature test, we have also demonstrated the high negative predictive value of our ACR-368 OncoSignature test. For example, in sqNSCLC our ACR-368 OncoSignature test predicted that none of the patient samples would be sensitive to ACR-368, which is consistent with the Phase 1 trial that was conducted in SCC types and described above, which showed an ORR of 0% in sqNSCLC. Based on these findings, which were further confirmed in PDX models of endometrial and bladder cancer, as described below, we predicted that a significant proportion of patients with endometrial and bladder cancer will also be sensitive to ACR-368 monotherapy, and these two tumor types were therefore initially included together with ovarian cancer in our ongoing Phase 2 trial.

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

Our Ongoing Phase 2 Clinical Trials of ACR-368 Based on ACR-368 OncoSignature-Predicted Drug Sensitivity

Based on these preclinical results, we are conducting a Phase 2 clinical trial where we were initially enrolling and treating patients with all three tumor types: platinum-resistant ovarian, endometrial, and bladder cancer. ACR-368 OncoSignature-positive patients, which we predicted would represent 30% to 40% of patients of each tumor type, received ACR-368 monotherapy in a single arm Phase 2b trial for each of the three tumor types. The ACR-368 OncoSignature-negative patients with one of these three tumor types receive ACR-368 combined with LDG at the RP2D of ACR-368 and RP2D established in the study which is 10 mg/m2 in the exploratory Phase 2 dose expansion portion of the trial. As a result, all patients with these tumor types that have been biopsied were eligible to receive therapy. Akoya procures and manufactures the necessary supplies to perform the OncoSignature tests. Based on our communications with the FDA to date, we believe the monotherapy trial, if successful, has the potential to be registrational for ACR-368. At ESMO 2024 (September 14, 2024 R&D event and press release), we reported that endometrial cancer was our prioritized indication, as it represents the first potential registrational opportunity for ACR-368. We remain confident in this strategy based on emerging clinical data, competitive positioning given limited treatment options, and the strong commercial opportunity in both second- and front-line settings. Our blinded KOL market research estimates that there are approximately 27,000 U.S. patients annually in the second-line setting alone for endometrial cancer. Due to increased competition and a smaller market opportunity, we set a high internal clinical bar for ovarian cancer, which preliminary data suggests is unlikely to be met. Bladder cancer is also being deprioritized due to lower than preclinically predicted BM+ rate, leading to challenging enrollment with single digit BM+ patient enrollment to date. We have now officially deprioritized ovarian and bladder cancers, reallocating all clinical resources to ACR-368 in endometrial cancer and ACR-2316.

In September 2024, we reported positive clinical data at the European Society of Medical Oncology conference from the ongoing registrational intent, multicenter Phase 2 trial of ACR-368 in patients with locally advanced or metastatic, recurrent endometrial cancer who had progressed on prior anti-PD-1 therapy, unless ineligible. Patients of all histopathologies (endometrioid, serous, clear cell, and carcinosarcoma) and regardless p53, MMR and other molecular status are eligible. Endometrial cancer had not been previously studied in prior ACR-368 Lilly-sponsored trials. Using AP3 for indication screening, this tumor type was predicted to be particularly sensitive to ACR-368 prior to the current ongoing Phase 2 study. The data were based on 35 safety-evaluable patients, of which 23 (8 BM+ and 15 BM- patients) were efficacy-evaluable with at least one on-treatment scan (data cut off July 25, 2024). This data included a confirmed ORR of 62.5% (95% CI, 30.4-86.5) observed in prospectively-selected BM+ patients with endometrial cancer. Among subjects who had a confirmed partial response, 3 out of 5 had shown a previous best overall response as progressive disease on last prior line of therapy. The data further validated our AP3-based ACR-368 OncoSignature assay, which is used for prospective patient selection in this registrational intent trial, achieving a clear segregation of responders in the OncoSignature-positive versus OncoSignature-negative arms (p-value = 0.009). Consistent with previous Phase 2 clinical trials conducted with ACR-368, the AEs were primarily reversible, transient, mechanism-based hematological, including neutropenia and thrombocytopenia. Based on these results, which demonstrated single agent RECIST activity in patients who all had progressed on anti-PD-1 and included patients with the most difficult to treat forms of endometrial cancer, including p53 mutated, pMMR serous and carcinosarcomas, Acrivon is planning a confirmatory trial combining ACR-368 with anti-PD-1 vs anti-PD-1 in the maintenance phase of the recently approved first-line therapy for endometrial cancer. This is further supported by the strong rationale and synergy observed in preclinical studies combining ACR-368 with anti-PD-1.

An interim data extract from the EDC clinical database was done on February 25, 2025, including 20 BM+ endometrial cancer patients treated with ACR-368 monotherapy and 38 BM- treated with ACR-368 plus LDG that were efficacy-evaluable by RECIST (2 BM- had treatment discontinued without scan). All BM+ patients had progressed after prior platinum-based chemotherapy and prior anti-PD-1, and the median and mean prior lines of therapy for these patients were 2 and 2.6, respectively. A majority of these BM+ patients were refractory to the last prior line of therapy, with aggressive, generally heavily pre-treated tumors: 12 had refractory disease (best overall response of PD in the last prior line of therapy), 6 had relapsed disease, and 2 unknown. Amongst these 20 BM+ patients, 15 were either serous or carcinosarcomas, 13 were pMMR (2 dMMR, 5 not tested), and 11 p53 mutated (3 wild-type; 6 unknown). In patients that had relapsed after the prior line of therapy (N=6), the confirmed ORR was 50% and the DCR was 100%. Amongst the 12 patients with tumors refractory to the last prior line of therapy (ORR = 0%) we observed meaningful ACR-368 clinical activity with a confirmed ORR of 33% and DCR of 75%. The ACR-368 OncoSignature accurately identified patients whose tumors are sensitive to ACR-368, with 80% of BM+ patients demonstrating tumor shrinkage. Among all 20 BM+ patients the confirmed ORR was 35% and the DCR was 80%. Overall, we observed significant anti-tumor activity and disease control in BM+ patients with aggressive, refractory tumors that did not respond at all (0 % ORR) to the last line of prior therapy, and with a confirmed ORR more than double (35%) the best ORR observed in the last prior line of therapy (15%) for all BM+ patients.

We have previously confirmed in preclinical studies that LDG sensitizes both BM- and BM+ tumors to ACR-368, as predicted by the AP3 platform, and this is consistent with an upregulation of the ACR-368 OncoSignature biomarkers in both human tumor cell lines and in human tumor xenograft mouse models after LDG treatment. We now have obtained further evidence of such OncoSignature biomarker upregulation in human patient tumors based on serial pre- and post- LDG biopsies in an ongoing Investigator-Initiated Trial at the Moffitt Cancer Center in patients with H&N cancer. Consistent with this preclinical and now clinical evidence of sensitization by LDG in BM- patients, we are continuing to explore the combination of ACR-368 with LDG in our ongoing endometrial cancer trial. Preliminary analyses of the 38 BM- patients, who are heavily pretreated (median of 3 prior lines of therapy) show a confirmed ORR of ~13% with the ACR-368 + LDG combination, which is comparable to the best ORR in the last prior line of therapy (median = 3) in these patients, which was 17%. Based on the totality of the preclinical and observed clinical data, we believe this supports significant LDG sensitization to ACR-368 in BM- patients. We expect a similar sensitization in BM+ patients which could be explored in a future all-comer study of ACR-368 + LDG.

In the ACR-368 OncoSignature-positive arm, up to 23 endometrial cancer patients will receive ACR-368 monotherapy at RP2D. The trial incorporated an opportunity to refine the OncoSignature biomarker patient selection threshold based on the first 12 patients treated with ACR-368 monotherapy. An interim futility analysis will be used to exclude the non-interesting response rate and assess the ORR. Based on this result, the study is designed to enroll up to an additional 48 patients with a registrational intent. We have completed the Phase 1b portion of the study exploring ACR-368 and LDG combination in OncoSignature-negative patients and have progressed into Phase 2 of this exploratory component in OncoSignature-negative patients dosing ACR-368 at 105 mg/m2 with the LDG dose of 10 mg/m2.

Figure 25. Design of the single arm Phase 2 ACR-368 monotherapy and single arm Phase 1b/2 ACR-368 with LDG combination trials.

The prior studies in SCCHN and anal cancer, described above, have demonstrated an unenriched ORR of 19% in patients with HPV+ SCCHN, and 15% in patients with anal cancer. Moreover, the mDoR was seven months for SCCHN and above 12 months in anal cancer. The FDA has granted ODD for ACR-368 for anal cancer. Preclinical screening on human patient tumor samples suggests that approximately 25% of cases of these cancers have activated biochemical signaling pathways that are consistent with sensitivity to ACR-368. Dr. Christine Chung at Moffitt Cancer Center has initiated an Investigator-Initiated Trial in both HPV+ and HPV- SCCHN to assess the combination of ACR-368 with LDG.

Figure 26. Clinical results reported in September 2024 in ongoing registrational-intent trial of ACR-368.

Figure 27. Confirmed responses in endometrial subjects who all progressed on prior anti-PD-1.

Several past investigator-initiated trials, or IITs, have demonstrated clinical activity of ACR-368 in combination with various chemotherapeutic agents in patients with different types of sarcomas. These are of high unmet need for improved treatments, and only 17% of patients with metastatic soft tissue sarcomas survive more than five years. Importantly, these IITs have not only demonstrated clinical activity of ACR-368, but have also demonstrated that combination with chemotherapy is generally well-tolerated in these patients. For example, in a Phase 1/2 trial in patients with relapsed/refractory desmoplastic small round cell tumor and rhabdomyosarcoma conducted at Memorial Sloan Kettering Cancer Center, it was reported that ACR-368 in combination with irinotecan resulted in a 32% ORR and mPFS of over 5.5 months. The combination was generally well-tolerated, leading to primarily hematological adverse events, which were manageable. We intend to initiate certain carefully selected trials in patients with sarcomas that have demonstrated promising preliminary clinical results in past trials at a later date.

Our Internally Discovered and Developed Programs

We also have wholly-owned, internally developed preclinical and clinical drug programs uniquely enabled by our AP3 platform and its ability to rationally design compounds with optimal target selectivity properties aiming to achieve potent single agent activity through elimination of dominant resistance mechanisms. These programs are also structure-guided with rational medicinal chemistry efforts based on co-crystallography of lead series with their respective targets to ensure high selectivity.

ACR-2316 is our first internally discovered clinical stage asset. It is a novel, dual WEE1 and PKMYT1 inhibitor small molecule development candidate, rationally designed through advanced co-crystallography and the AP3 platform to achieve optimal target potency and selectivity through strong activation of not only CDK1 and CDK2, but also of PLK1 to drive pro-apoptotic cell death, as observed in preclinical studies against benchmark inhibitors, delivering potent single agent anti-tumor activity across in vitro and in vivo preclinical studies, compared to benchmark WEE1 and PKMYT1 inhibitors. Clinical WEE1 inhibitors have demonstrated promising anti-tumor activity in early clinical trials conducted by competitors; however, their clinical activity has been hindered by a narrow therapeutic index and WEE1 inhibitor-induced resistance mechanisms. ACR-2316 was specifically designed using AP3 to address these limitations through very high selectivity to limit adverse events to mechanism-based, on-target, and to simultaneously inhibit PKMYT1, a closely related protein serine/threonine kinase also serving critical functions in the cell cycle and DDR pathways, that accounts for a major part of WEE1 inhibitor-induced resistance, as revealed by AP3. Based on mechanism of action and confirmed in our preclinical studies, balanced inhibition of PKMYT1 results in more potent single agent activity.

We believe there is a need for novel patient selection methods to overcome the challenges with genetics-based patient selection methods, and that using AP3 will enable us to identify drug-sensitive indications and individual patients predicted sensitive to WEE1 and PKMYT1 inhibitors. Using AP3 for unbiased quantitative high-resolution measurement of the effects of ACR-2316 on the human tumor cell phosphoproteome, this compound has been optimized for potent induction of mitotic catastrophe, which is key to its strong single agent activity in preclinical models and potentially favorable clinical profile for monotherapy development. ACR-2316 was discovered by AP3-based SAR, facilitated by co-crystallography, and designed by AP3 to overcome WEE1-induced resistance mechanisms. The preclinical data generated demonstrate a very potent single agent activity so we believe patient selection may not be needed in the most sensitive tumor indications. Nevertheless, we plan to generate an OncoSignature to be used for identifying the sensitive tumor indications to enable drug target engagement-based dose optimization using the OncoSignature assay. Using AP3-based Indication Finding and AP3-based analyses of in-house and publicly available data, we are enrolling selected high unmet need solid tumor types predicted sensitive to ACR-2316 in our Phase 1 trial.

ACR-2316 entered clinical development in the third quarter of 2024, two quarters ahead of original timelines, and the Phase 1 monotherapy clinical trial of ACR-2316 is currently in the dose escalation portion of this trial. The Phase 1 study will assess the safety and tolerability of ACR-2316. Additionally, the study will seek to establish the pharmacokinetic profile, evaluate preliminary anti-tumor activity and determine the recommended Phase 2 monotherapy dose. Dose optimization is being guided by drug target engagement in alignment with the FDA’s Project Optimus. We anticipate providing a clinical data update in the second half of 2025. Based on pharmacokinetic (PK) analysis in the first two dosing level cohorts, we have observed encouraging approximate dose proportionality. Moreover, using our internal MS-based AP3 profiling to support the clinical trial of ACR-2316, we are already detecting drug target engagement in peripheral blood mononuclear cells (PBMCs) in dose level 1. In addition, initial clinical activity has been observed in a patient in DL3, with significant decrease in size of metastatic lesions throughout the chest, abdomen and pelvis. This patient (who had received 3 prior lines of therapy including chemotherapy and anti-PD-1) remains on therapy.

Preclinical Program

We also have a wholly-owned, internally developed preclinical cell cycle program with an undisclosed target being developed uniquely using AP3. Consistent with our approach to ACR-2316 development, this program is also based on rational medicinal chemistry efforts informed by the intracellular pathway effects of compounds revealed by AP3 combined with co-crystallography of lead series with the undisclosed target and off-targets to ensure high selectivity. We anticipate nominating a development candidate in 2025. We also anticipate initiating a new program in autoimmune/inflammatory diseases in 2025, leveraging AP3.

Expansion of Our Pipeline Through Application of AP3

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
•
In addition to ACR-368 and ACR-2316, Acrivon is also leveraging its proprietary AP3 precision medicine platform for developing its co-crystallography-driven, internally-discovered preclinical cell cycle program with an undisclosed target.
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
•
Indication finding and expansion. AP3 is also used to identify tumor types predicted to be sensitive to a drug or drug candidate. By screening across human patient tumor samples across tumor types, one can estimate the proportion of predicted responders within these samples in a matter of weeks. The goal is to identify and treat patients with attractive, high unmet need tumor types with an appropriate proportion of predicted responders and to avoid treatment of patients with tumor types that are predicted to be unresponsive to the drug or drug candidate. This is applicable to both clinical stage drug candidates and preclinical lead series. For example, through this approach we were able to identify endometrial cancer as a predicted highly ACR-368-sensitive tumor types, which we have now substantiated in our ongoing Phase 2 clinical trial. Conversely, we also found that sqNSCLC is predicted non-sensitive to the drug candidate, consistent with the clinical trial conducted by Lilly, which showed 0% ORR in their prior clinical trial in sqNSCLC. Likewise, for preclinical stage lead series, our AP3 platform enables us to know and plan for exactly which tumor types to include in any future clinical trials. This enables indication expansion and could potentially increase the response rates in clinical trials.

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

Figure 28. Spatial phosphoproteomics conducted in two human AML cell lines quantifies the nuclear and cytoplasmic levels of more than 35,000 phosphopeptides and identifies upregulated, nuclear signaling of AKT-FOXO3A as a resistance mechanism to Selinexor.

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

Business Protection

Our AP3 platform has been developed and implemented for over a decade by our founding scientific team as an expert system. As such, we have multiple layers of protection. Firstly, we have over the years established a number of tools and trade secrets that we keep as proprietary know-how in-house. Secondly, we file patient stratification and treatment patent applications for our drug-tailored OncoSignature tests. For example, we have filed an ACR-368 OncoSignature patent application claiming treatment of patients with ACR-368 OncoSignature-positive tumors with ACR-368 monotherapy based on predicted sensitivity to the drug. Finally, through an exclusive license arrangement with our CDx partner who will be conducting the clinical development for our test and, pending successful market approval, commercialize it, we believe we have ensured that the test cannot be offered for other DDR inhibitors.

Manufacturing

We acquired sufficient ACR-368 drug substance and drug product from Lilly to treat several hundred patients. Aside from this material, we expect to rely on, for the foreseeable future, third-party contract manufacturing organizations, or CMOs, to produce our drug candidates for preclinical studies and clinical trials, as well as for future commercial manufacture of any drugs, if approved. We require all our CMOs to conduct manufacturing activities in compliance with current good manufacturing practice, or cGMP, requirements. We have assembled a team of experienced employees and consultants who provide the necessary technical, quality and regulatory oversight to ensure the cGMP compliance of our CMOs. Currently, we have manufacturing agreements in place with four CMOs for the manufacture of ACR-368. To date, we have successfully completed three familiarization campaigns, one GMP engineering campaign, three registrational batches and three validation batches of the drug substance. We have also manufactured two GMP batches and three registrational batches of drug product.

Currently, we have a manufacturing agreement in place with one CMO for the manufacture of ACR-2316. We have prepared two GMP batches of ACR-2316 drug substance. We have also manufactured one GMP batch of drug product.

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

Pursuant to the agreement, we paid Akoya a one-time, non-refundable, non-creditable upfront payment in the amount of $0.6 million. The Company is obligated to pay Akoya up to an aggregate of $20.3 million upon the achievement of specified development and pre-commercialization milestones. As of March 27, 2025, development and pre-commercialization milestones totaling $17.1 million have been paid to Akoya under the agreement. Other than certain specified pass-through costs, each party is responsible for its own costs associated with the development of the companion diagnostic. Akoya will procure and manufacture necessary supplies to perform the ACR-368 OncoSignature test to support our clinical development and commercial requirements, in accordance with a supply agreement to be mutually agreed upon by the parties. We may terminate the agreement at our convenience, subject to the payment of a termination fee in the amount of $1.0 million.

The agreement shall, unless terminated early, continue in perpetuity. Either party may terminate the agreement in the event of an uncured, material breach by the other party or insolvency of the other party. Additionally, we may terminate the agreement for any reason subject to a specified notice period.

On January 10, 2025, Akoya announced a definitive merger agreement under which Quanterix will acquire Akoya in an all-stock transaction, subject to shareholder approval, expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and satisfaction of other customary closing conditions. We do not anticipate any changes to our business as a result of this announcement.

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

Patents

An issued patent provides its owner (or its licensee) with a right to exclude others from making, using or selling that which is claimed in the patent, for a specified period of time (the “term” of the patent), in the jurisdiction in which the patent is issued. In the United States, and in many other countries, patents have a presumptive term of 20 years from their effective filing date (which is the earliest non-provisional filing date to which the patent claims priority). However, many jurisdictions, including the United States, require the payment of periodic maintenance fees in order for patents to remain in force for the full 20-year term; some jurisdictions require periodic annuities to be paid even to maintain pendency of an application. The United States also has provisions that may shorten the term of a patent if its claims are too similar to another patent owned by the same party that has a shorter term. The United States and certain other jurisdictions also have provisions that permit extension of patent term for patents that claim a drug or drug product, or its approved use, if the patent was issued before clinical trials were completed and certain other requirements are satisfied. In the United States, such extension is called a Patent Term Extension, or PTE, and it is limited to a period of not more than five years, or a period that would extend the term of the patent so that the total patent term including the PTE does not exceed 14 years after the date of regulatory approval; only one patent can be extended per product approval. The United States also offers a different form of patent term extension, known as Patent Term Adjustment, or PTA, whereby a particular patent’s term is automatically extended beyond the 20-year date if the United States Patent and Trademark Office, or the USPTO, caused delay during its examination; however, potentially available PTA is reduced by any amount of any delay caused by the patent applicant.

Our patent portfolio includes both in-licensed and company-owned patent filings, as discussed in more detail below. Particularly given our pre-commercial state of development, we cannot be certain that any of the patent filings in our portfolio will provide meaningful protection for any drug or OncoSignature test we ultimately attempt to commercialize.

We have in-licensed from Lilly a portfolio including three families of patent filings relating to ACR-368. See the section titled “Business—Licensing and Collaborations.” The first family, with a presumptive twenty-year term extending into late 2029, includes issued patents in the United States (including US patent 8,314,108, which, due to PTA, will expire in late 2030) and including in Europe, China, Hong Kong, Japan, Macao and Taiwan. The second family, with a presumptive twenty-year term extending into late 2036, includes issued patents in the United States (including US patent 11,123,326, which, due to PTA, will expire in mid 2037) and in Europe, China, Hong Kong, Japan, Macao and Taiwan and a pending application in the United States, that claim use of ACR-368 to treat certain particular types of cancer. The third family, with a presumptive twenty-year term extending into mid 2036, includes issued patents in the United States (including US patent 10,189,818, which, due to PTA, will expire in early 2037) and in Europe, Japan and Taiwan. We may be able to pursue patent term extension in one or more jurisdictions for patents in this in-licensed portfolio to provide extended protection to ACR-368.

We have also in-licensed from our founder a patent family with a presumptive twenty-year term extending into 2028 that includes issued EP and pending US filings that claims aspects of our AP3 platform relating to methods of identifying responder populations.

We own a portfolio including two families directed to various OncoSignature tests, including our OncoSignature test for ACR-368. The first family, with a presumptive twenty-year term extending into 2043, includes applications filed in the United States, Australia, Brazil, Canada, China, Eurasia, Europe, Israel, Japan, South Korea, Mexico, New Zealand, Singapore, Taiwan, and South Africa, and that claim methods of treating patients identified by the OncoSignature test with ACR-368 or other compounds that target the ATR/Chk1 signaling pathway. The second family, with a presumptive twenty-year term extending into 2045, includes an international patent application directed to additional OncoSignature tests that identify patients for treatment with ACR-368 and other compounds that target the ATR/Chk1 signaling pathway; non-provisional filings in the United States that claim the benefit of this filing and filings in other jurisdictions that claim priority to this filing would have a presumptive twenty-year term extending into 2045.

We own two international patent applications directed to composition of matter for our WEE1 and PKMYT1 programs; non-provisional filings in the United States that claim the benefit of either of these filings and filings in other jurisdictions that claim priority to these filings would have a presumptive twenty-year term extending into 2043. We also own two international patent applications directed to composition of matter for our dual WEE1/PKMYT1 program; non-provisional filings in the United States that claim the benefit of these filings and filings in other jurisdictions that claim priority to these filing would have a presumptive twenty-year term extending into 2044 and early 2045, respectively.

We intend to pursue patent protection, whether through in-licensing or our own development, for future drug candidates and OncoSignature tests. We may also pursue additional patent protection for features of our AP3 platform, though we will rely on confidentiality and trade secret protections for certain aspects of that platform.

Trademarks

We have registered our rights in the OncoSignature mark in the United States and various other jurisdictions, and we have filed an application for the AP3 mark in the United States. We expect to pursue trademark protection for additional marks in the future for products and assays that we commercialize.

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

At present, we do not believe we face competition from segments of the pharmaceutical, biotechnology and other related markets that pursue the development of precision oncology therapies for the smaller subsets of patients with genetically-defined cancers. However, we anticipate several biopharmaceutical companies will aim to develop precision oncology approaches for the larger subsets of cancers where genetics has proven insufficient for patient responder identification. We expect that the broader biopharmaceutical field will eventually recognize proteomics as the next era of precision medicine, but we believe it will take some time before significant competition will truly emerge in this space. There are several competitors with CHK inhibitors, WEE1 inhibitors and PKMYT1 inhibitors, including Boundless Bio, Sierra Oncology (SRA737), Astrazeneca/Merck (adavosertib), Zentalis (azenosertib), Debiopharm (Debio0123), Impact Therapeutics (IMP7068),Shouya Holdings (SY-4835) and Repare Therapeutics (lunresertib). There is one competitor that we know of developing a dual WEE1/PKMYT1 inhibitor, Schrödinger (SGR-3515).

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
•
submission to the FDA of an IND application, which must become effective before clinical trials may begin;
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

Moreover, the Inflation Reduction Act (IRA), which includes among its provisions the establishment, beginning in 2026, of a “maximum fair price” for a fixed number of pharmaceutical and biological products covered under Medicare Parts B and D following a price negotiation process with the CMS, specifically exempts from the price negotiation process orphan drugs designated for only one rare disease or condition and for which the only active approved indication is for such disease or condition. However, those drugs with multiple orphan designations are not explicitly excluded from the IRA’s drug price negotiation provisions. The imposition of a “maximum fair price” under the IRA could limit the amounts that federal and state governments will pay for our products and prevent us from being able to generate revenue sufficient to cover our costs or attain profitability.

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

Regulation of Companion Diagnostics

We believe that the success of ACR-368 and certain of our drug candidates may depend, in part, on the development and commercialization of OncoSignature, a companion diagnostic candidate. Companion diagnostics identify patients who are most likely to benefit from a particular therapeutic product; identify patients likely to be at increased risk for serious side effects as a result of treatment with a particular therapeutic product; or monitor response to treatment with a particular therapeutic product for the purpose of adjusting treatment to achieve improved safety or effectiveness. Companion diagnostics are regulated as medical devices by the FDA. In the United States, the FDCA and its implementing regulations, and other federal and state statutes and regulations govern, among other things, medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import, and post-market surveillance. Unless an exemption or FDA exercise of enforcement discretion applies, diagnostic tests generally require marketing clearance or approval from the FDA prior to commercialization. Three types of FDA marketing authorization apply to companion diagnostic devices: 510(k) clearance (Premarket Notification) for devices with a predicate, De Novo classification for moderate-risk devices without a predicate, and Premarket Approval (PMA) for high-risk devices. The FDA CDRH announcement of the Intent to Initiate the Reclassification Process for Most High Risk IVDs in January 2024 describes the FDA’s intent to reclassify certain companion diagnostics. This reclassification would allow manufacturers of certain types of tests to seek marketing clearance through the less burdensome 510(k) pathway rather than the PMA pathway, the most stringent type of FDA medical device review. Acrivon intends to pursue the De Novo pathway for marketing authorization of our OncoSignature companion diagnostic candidate.

The marketing authorization application must be supported by valid scientific evidence, which typically requires extensive data, including technical, preclinical, clinical and manufacturing data, to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device. For diagnostic tests, a marketing authorization application typically includes data regarding analytical and clinical validation studies. As part of its review of the marketing authorization application, the FDA will conduct a pre-approval inspection of the manufacturing facility or facilities to ensure compliance with the Quality System Regulation, or QSR, which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures. The FDA’s review of an initial marketing authorization application is required by statute to be completed within six months, although the process typically takes longer, and may require several years to complete. If the FDA evaluations of both the marketing authorization application and the manufacturing facilities are favorable, the FDA will either issue an approval letter or an approvable letter, which usually contains a number of conditions that must be met in order to secure the final approval of the marketing authorization. If the FDA’s evaluation of the marketing authorization application or manufacturing facilities is not favorable, the FDA will deny the approval of the marketing authorization or issue a not approvable letter. A not approvable letter will outline the deficiencies in the application and, where practical, will identify what is necessary to make the marketing authorization application approvable. Once granted, marketing authorization approval may be withdrawn by the FDA if compliance with post-approval requirements, conditions of approval or other regulatory standards is not maintained or problems are identified following initial marketing.

On July 31, 2014, the FDA issued a final guidance document addressing the development and approval process for “In Vitro Companion Diagnostic Devices.” According to the guidance document, for novel therapeutic products that depend on the use of a diagnostic test and where the diagnostic device could be essential for the safe and effective use of the corresponding therapeutic product, the premarket application for the companion diagnostic device should be developed and approved or cleared contemporaneously with the therapeutic, although the FDA recognizes that there may be cases when contemporaneous development may not be possible. However, in cases where a drug cannot be used safely or effectively without the companion diagnostic, the FDA’s guidance indicates it will generally not approve the drug without the approval or clearance of the diagnostic device. The FDA also issued a draft guidance in July 2016 setting forth the principles for co-development of an in vitro companion diagnostic device with a therapeutic product and final guidance in April 2020 offering considerations for the development and labeling of diagnostic devices intended to support the use of multiple oncology therapeutic products. The draft guidance describes principles to guide the development and contemporaneous marketing authorization for the therapeutic product and its corresponding in vitro companion diagnostic.

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

The federal civil False Claims Act, prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim. The False Claims Act covers claims made to programs where the federal government reimburses (directly or indirectly) individuals and entities, such as under the Medicare and Medicaid programs, as well as programs where the federal government is a direct purchaser, such as when it purchases off of the Federal Supply Schedule. The law also prohibits avoiding, decreasing or concealing an obligation to pay money to the federal government. The government can bring claims directly or through a civil whistleblower or qui tam action, and potential liability includes mandatory treble damages and significant per claim penalties currently set at $14,308 to $28,619 per false claim or statement for penalties assessed after January 14, 2024. Moreover, the ACA amended the federal Anti-Kickback Statute such that a violation of that statute can serve as a basis for liability under the federal False Claims Act. Most states also have statutes or regulations similar to the federal Anti-Kickback Statute and False Claims Act, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply to commercially reimbursed items or services or regardless of whether reimbursement from a federal or state healthcare program is available for the item or service. There is also the Federal Criminal False Claims Act, which is similar to the Federal Civil False Claims Act and imposes criminal liability on those that make or present a false, fictitious or fraudulent claim to the federal government.

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

In the United States there have been, and continue to be, proposals by the federal government, state governments, regulators and third-party payors to control or manage the costs of health care and, more generally, to reform the U.S. healthcare system. The pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. For example, in March 2010, the ACA was enacted, which included changes to the coverage and payment for drug products under government health care programs. This law was designed to expand access to health insurance coverage for uninsured and underinsured individuals while containing overall healthcare costs. The ACA and certain of its provisions have been subject to judicial challenges as well as legislative and regulatory efforts to repeal or replace them or to alter their interpretation or implementation. For example, on June 17, 2021, the U.S. Supreme Court dismissed a lawsuit challenging the constitutionality of certain aspects of the ACA without ruling on the merits of the constitutionality arguments. Additionally, on March 11, 2021, Congress enacted the American Rescue Plan Act of 2021, which included among its provisions a sunset of the ACA’s cap on pharmaceutical manufacturers’ rebate liability under the Medicaid Drug Rebate Program. Under the ACA, manufacturers’ rebate liability was previously capped at 100% of the average manufacturer price for a covered outpatient drug. However, effective January 1, 2024, manufacturers’ MDRP rebate liability is no longer capped, potentially resulting in a manufacturer paying more in MDRP rebates than it receives on the sale of certain covered outpatient drugs. The American Rescue Plan Act also temporarily increased premium tax credit assistance for individuals eligible for subsidies under the ACA for 2021 and 2022 and removed the 400% federal poverty level limit that otherwise applies for purposes of eligibility to receive premium tax credits. Additionally, the IRA extended this increased tax credit assistance and removal of the 400% federal poverty limit through 2025. In the future, there may be additional challenges and/or amendments to the ACA. It remains to be seen precisely what any new legislation will provide, when or if it will be enacted, and what impact it will have on the availability and cost of healthcare items and services, including drug and biological products.

Other legislative changes designed to reduce healthcare expenditures have been proposed and adopted in the United States since the ACA was enacted. For example, through the process created by the Budget Control Act of 2011, there are automatic reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013 and, following passage of the BBA and the Infrastructure Investment and Jobs Act, will remain in effect through the first eight months of the FY 2032 sequestration order unless additional Congressional action is taken (with the exception of a temporary suspension due to the COVID-19 pandemic from May 1, 2020 through March 31, 2022 and a subsequent reduction to 1% from April 1, 2022 until June 30, 2022). In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Additionally, the cost of prescription pharmaceuticals and biological products has recently been the subject of considerable discussion in the United States. For example, on February 14, 2023, the Department of Health and Human Services (HHS) issued a report that, among other things, selected three potential drug affordability and accessibility models to be tested by the CMS Innovation Center. Specifically, the report addressed: (1) a model that would allow Part D Sponsors to establish a “high-value drug list” setting the maximum co-payment amount for certain common generic drugs at $2; (2) a Medicaid-focused model that would establish a partnership between CMS, manufacturers, and state Medicaid agencies that would result in multi-state outcomes-based agreements or certain cell and gene therapy drugs; and (3) a model that would adjust Medicare Part B payment amounts for Accelerated Approval Program drugs to advance the developments of novel treatments. Additionally, on June 27, 2023, the Center for Medicare Innovation at CMS announced a new model, the Enhancing Oncology Model, that is designed to make high-quality cancer care more affordable to both patients and Medicare. While it is uncertain how these models may be affected by the recent change in presidential administration, we expect that regulatory initiatives intended to address the cost of prescription pharmaceuticals and biological products will continue to be introduced in the future.

Moreover, there have been several recent U.S. Congressional inquiries and proposed federal legislation designed to, among other things, bring more transparency to drug and biological product pricing, review the relationship between pricing and manufacturer patient support programs, reduce the cost of prescription drugs and biological products under Medicare and reform government program reimbursement methodologies for drug and biological products. For example, in August 2022, former President Biden signed into law the IRA, which implements substantial changes to the Medicare program, including drug pricing reforms and changes to the Medicare Part D benefit design. Among other reforms, the IRA imposes inflation rebates on drug and biological product manufacturers for products reimbursed under Medicare Parts B and D if the prices of those products increase faster than inflation beginning in 2023; implements changes to the Medicare Part D benefit that, beginning in 2025, will cap benefit annual out-of-pocket spending at $2,000, with new discount obligations for pharmaceutical manufacturers; and, beginning in 2026, establishes a “maximum fair price” for a fixed number of pharmaceutical and biological products covered under Medicare Parts B and D following a price negotiation process with the Centers for Medicare and Medicaid Services. CMS has taken a number of steps to implement the IRA, including: releasing the negotiated maximum prices, which will be effective in 2026, for the first ten drugs that were subject to the IRA’s negotiation process, releasing quarterly lists of Medicare Part B products that are subject to adjusted coinsurance rates based on the inflationary rebate provisions of the IRA, and announcing a list of fifteen additional drugs that will be subject to price negotiations during 2025. While it remains to be seen how the drug pricing provisions imposed by the IRA will affect the broader pharmaceutical industry, several pharmaceutical manufacturers and other industry stakeholders have challenged the law, including through lawsuits brought against HHS, the Secretary of HHS, CMS, and the CMS Administrator challenging the constitutionality and administrative implementation of the IRA’s drug price negotiation provisions. If federal spending is further reduced, anticipated budgetary shortfalls may also impact the ability of relevant agencies, such as the FDA or the NIH to continue to function at current levels. Amounts allocated to federal grants and contracts may be reduced or eliminated. These reductions may also impact the ability of relevant agencies to timely review and approve research and development, manufacturing, and marketing activities which may delay our ability to develop, market and sell any products we may develop.

The results of the 2024 Presidential and Congressional elections, and potential subsequent developments further increase the uncertainty related to the healthcare regulatory environment. In addition, on June 28, 2024, the U.S. Supreme Court issued an opinion holding that courts reviewing agency action pursuant to the Administrative Procedure Act (APA) “must exercise their independent judgment” and “may not defer to an agency interpretation of the law simply because a statute is ambiguous.” The decision will have a significant impact on how lower courts evaluate challenges to agency interpretations of law, including those by CMS and other agencies with significant oversight of the healthcare industry. The new framework is likely to increase both the frequency of such challenges and their odds of success by eliminating one way in which the government previously prevailed in such cases. As a result, significant regulatory policies may be subject to increased litigation and judicial scrutiny. Any resulting changes in regulation may result in unexpected delays, increased costs, or other negative impacts that are difficult to predict but could have a material adverse effect on our business and financial condition. For example, certain of these changes could impose additional limitations on the rates we will be able to charge for our future products or the amounts of reimbursement available for our future products from governmental agencies or third-party payors.

At the state level, individual states in the United States have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, laws designed to encourage importation from other countries and bulk purchasing. Some third-party payors also require pre-approval of coverage for new or innovative devices or therapies before they will reimburse healthcare providers that use such therapies. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize any product that is ultimately approved. In addition, several state laws require disclosures related to state agencies and/or commercial purchasers with respect to certain price increases and new product launches that exceed certain pricing thresholds as identified in the relevant statutes. Some of these laws and regulations contain ambiguous requirements that government officials have not yet clarified. Given the lack of clarity in the laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent federal and state laws and regulations. Some states have also established prescription drug affordability boards that are tasked with identifying certain high-cost prescription products that may pose affordability challenges for consumers and payers, conducting cost reviews on such products, and, in some circumstances, imposing upper payment limits on such products.

We expect that these initiatives and other healthcare reform measures that may be adopted in the future, as well as the trend toward managed healthcare and increasing influence of managed care organizations, may result in more rigorous coverage criteria and lower reimbursement, leading to additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payors. The implementation of current and future cost containment measures or other healthcare reforms may adversely affect our operations and prevent us from being able to generate revenue, attain profitability or commercialize our drug candidates.

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

In addition, we are or may become subject to certain privacy laws in the jurisdictions in which we are established or (where we are not established) in which we sell or market our products or services or run clinical trials. For example, in the EU, we are subject to Regulation (EU) 2016/679, (the EU GDPR), in relation to our collection, use, disclosure, transfer and other processing of personal information (i.e. data relating to an identified or identifiable living individual) of participants in our clinical trials in the European Economic Area (EEA), including the health and medical information of these participants. The EU GDPR is directly applicable in each EU Member State and has extraterritorial effect where organizations outside of the EEA process personal information of individuals in the EEA in relation to the offering of goods or services to those individuals (the targeting test) or the monitoring of their behavior (the monitoring test). As such, the EU GDPR applies to us to the extent that we are established in an EU Member State, we are processing personal information in the context of an establishment in an EU Member State or we meet the requirements of either the targeting test or the monitoring test. As noted above, the EU GDPR imposes a number of obligations on controllers and processors, including, among others: (i) onerous accountability obligations requiring controllers and processors to maintain a record of their data processing; (ii) transparency requirements which require controllers to disclose to data subjects (in a concise, intelligible and easily accessible form) details regarding processing of their personal information; (iii) obligations to consider data protection as any new products or services are developed and to limit the amount of personal information processed; (iv) obligations to comply with data protection rights of data subjects including a right of access to and erasure or rectification of personal information, a right to obtain restriction of processing or to object to processing of personal information and a right to ask for a copy of personal information to be provided to a third party in a useable format; (v) obligations to implement appropriate technical and organizational security measures to safeguard personal information; (vi) limitations on retention of personal information; (vii) obligations to report certain personal data breaches to the relevant supervisory authority without undue delay (and no later than 72 hours where feasible) and/or concerned individuals; and (viii) requirements to process personal information lawfully, including higher standards for controllers to demonstrate that they have obtained valid consent where consent is the lawful basis for processing.

In addition, the EU GDPR prohibits the international transfer of personal information from the EEA to countries that the European Commission does not recognize as having an ‘adequate’ level of data protection unless a data transfer mechanism has been put in place or a derogation under the EU GDPR can be relied on. In certain cases (e.g., where transfers are made in reliance on EU SCCs - a standard form of contract approved by the European Commission) companies must also carry out a transfer impact assessment (TIA), which among other things, assesses laws governing access to personal information in the recipient country and considers whether supplementary measures that provide privacy protections additional to those provided under EU SCCs will need to be implemented to ensure an 'essentially equivalent' level of data protection to that afforded in the EEA. On July 10, 2023, the European Commission adopted its Final Implementing Decision granting the U.S. adequacy (Adequacy Decision) for EU-US transfers of personal information for entities self-certified to the EU-US Data Privacy Framework (DPF). Entities relying on EU SCCs for transfers to the U.S. are also able to rely on the analysis in the Adequacy Decision as support for their TIA regarding the equivalence of U.S. national security safeguards and redress.

Following the UK’s withdrawal from the EU (i.e., Brexit), the EU GDPR has been implemented in the UK as the “UK GDPR” (the UK GDPR and the EU GDPR, referred to as GDPR). The UK GDPR sits alongside the UK Data Protection Act 2018, which implements certain derogations in the EU GDPR into English law. The requirements of the UK GDPR are (at this time) largely aligned with those under the EU GDPR. Under the UK GDPR, companies established in the UK and companies not established in the UK but who process personal information in relation to the offering of goods or services to individuals in the UK, or to the monitoring of their behavior will be subject to the UK GDPR. As a result, we are potentially exposed to two parallel data protection regimes, each of which authorizes fines and the potential for divergent enforcement actions (please see below). It should also be noted that the UK Information Commissioner’s Office (ICO) has published its own form of EU SCCs known as the UK International Data Transfer Agreement together with an International Data Transfer Addendum to the EU SCCs. The ICO has also published its version of the TIA, although entities may choose to adopt either the EU or UK style TIA. Further, on September 21, 2023, the UK Secretary of State for Science, Innovation and Technology established a UK-U.S. data bridge (i.e., a UK equivalent of the Adequacy Decision) and adopted UK regulations to implement the UK-U.S. data bridge. Personal information can be transferred from the UK under the UK-U.S. data bridge through the UK extension to the DPF to organizations self-certified under the UK extension to DPF.

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

For more information on the potential impact of the GDPR, and associated EEA/UK data protection laws, on our business, see the section titled “Risk Factors—Risks Related to Employee Matters and Our Operations—We are subject to a variety of privacy and data security laws, rules, regulations, policies, industry standards and contractual obligations, and our failure to comply with them could harm our business.”

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

Facilities

Our principal executive office is located in Watertown, Massachusetts, where we lease a total of 13,711 square feet of office and laboratory space that we use for our administrative, research and development and other activities under a lease that currently expires in April 2028, with an option to extend the term for an additional five years at then-market rental rates. Additionally, we also lease laboratory and office space in Lund, Sweden, which will expire in December 2026 and will automatically renew for an additional term of three years unless we provide written notice of termination nine months prior to the termination date. In July 2024, we entered into a lease for additional office and laboratory space adjacent to our existing leased space located in Lund, Sweden. The term of the lease commenced in September 2024, has an initial term of three years, and will automatically renew for an additional term of three years unless we provide written notice of termination nine months prior to the termination date. We believe that our facilities are sufficient to meet our current needs and that suitable additional space will be available as and when needed.

Employees and Human Capital Resources

As of December 31, 2024, we had 75 full-time employees and three part-time employees. Of our 78 full- and part-time employees, approximately 45 have Ph.D. or M.D. degrees and 64 are engaged in research and development activities. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

Item 1A. Risk Factors.

The following information sets forth risk factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Annual Report and those we may make from time to time. You should carefully consider the risks described below, in addition to the other information contained in this Annual Report and our other public filings. Our business, financial condition or results of operations could be harmed by any of these risks. The risks and uncertainties described below are not the only ones we face. Additional risks not presently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations.

Risks Related to Our Financial Position and Capital Needs

We have incurred significant losses since our inception. We expect to incur losses over the next several years and may never achieve or maintain profitability.

Since our inception, we have incurred significant losses, and we expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net loss was $80.6 million and $60.4 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $197.0 million. Since our inception, we have financed our operations primarily with proceeds from the sales of shares of our convertible preferred stock and the issuance of convertible notes, proceeds raised in our IPO and concurrent private placement and proceeds from our private placement with certain institutional and accredited investors, or the April 2024 Private Placement. We have no products approved for commercialization and have never generated any revenue from product sales.

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

As of December 31, 2024, we had cash, cash equivalents and investments of $184.6 million. We believe that our existing cash, cash equivalents and investments as of December 31, 2024, will be sufficient to fund our operating expenses and capital expenditure requirements into 2027. This estimate is based on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities, acquisitions of additional drug candidates and changes in regulation. The timing and amount of our funding requirements will depend on many factors, including but not limited to:

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

We will require additional capital to achieve our business objectives. Additional funds may not be available on a timely basis, on favorable terms or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term business strategy. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our drug candidates. Further, our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing Russian invasion of Ukraine and related sanctions against Russia and conflicts in the Middle East. If we are unable to raise sufficient additional capital, we could be forced to curtail our planned operations and the pursuit of our growth strategy.

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

Using our AP3 platform, we have developed predictive OncoSignature tests for our clinical drug candidate, ACR-368, as well as for two other clinical stage drug candidates. Negative results in the development of ACR-368 may also impact our ability to successfully develop other drug candidates, either at all or within anticipated timeframes because, although other drug candidates may target different indications, the underlying technology platform, and specifically the use of an OncoSignature test, to identify patient responders is conceptually the same for certain of our drug candidates requiring an OncoSignature for patient selection. Accordingly, a failure in any one program may decrease trust in our AP3 platform’s ability to successfully deploy OncoSignature tests in the clinic. In addition, if ACR-368 shows unexpected adverse events or a lack of efficacy in the indications we intend to treat, or if we experience other regulatory or developmental issues, our development plans and business could be harmed. We cannot guarantee the successful clinical development, approval and commercialization of ACR-368.

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

We are highly dependent on the success of ACR-368 and/or ACR-2316, as these are our first drug candidates being developed for clinical development and regulatory approval. We may never obtain approval for ACR-368, ACR-2316 or any other drug candidate.

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

ACR-2316 is in the early stages of clinical development and is not currently approved for sale and there is no guarantee that it will ever be marketable. Clinical failure can occur at any stage of clinical development. We are required to demonstrate with substantial evidence through well-controlled clinical trials that ACR-2316 is safe and effective for use in a diverse population before we can seek marketing approvals for its commercial sale. Success in preclinical studies and early-stage clinical trials does not mean that future larger registration clinical trials will be successful. This is because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA and other regulatory authorities despite having progressed through preclinical studies and early-stage clinical trials. In particular, the outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later-stage clinical trials. We do not know whether any clinical trials we may conduct for ACR-2316 will demonstrate consistent or adequate efficacy and safety results sufficient to obtain marketing approval.

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

•
regulators, IRBs, or ethics committees, or ECs, may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
•
the FDA may disagree as to the design or implementation of our clinical trials or with our recommended doses with respect to ACR-368, or any of our future drug candidates;
•
we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective CROs and prospective trial sites;
•
clinical trials for ACR-368, ACR-2316, or our future drug candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials, delay or halt clinical trials or abandon product development programs;
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

The successful clinical development of some of our drug candidates depends on the co-approval of an OncoSignature test as a companion diagnostic test. If we or our companion diagnostic collaborator are unable to obtain regulatory approval for our OncoSignature companion diagnostic tests for such drug candidates, we may not obtain regulatory approval and realize the commercial potential of certain drug candidates.

A key part of our development strategy for some of our drug candidates is identifying subsets of patients with specific types of tumors. The identification of these patients will require the use and development of companion diagnostics. According to the FDA’s

2014 guidance document on "In Vitro Companion Diagnostic Devices", for novel therapeutic products that depend on the use of a diagnostic test and where the diagnostic device could be essential for the safe and effective use of the corresponding therapeutic product, the premarket application for the companion diagnostic device should be developed and approved or cleared contemporaneously with the therapeutic, although the FDA recognizes that there may be cases when contemporaneous development may not be possible. However, in cases where a drug cannot be used safely or effectively without the companion diagnostic, the FDA’s guidance indicates it will generally not approve the drug without the approval or clearance of the diagnostic device. The FDA also issued a draft guidance in July 2016 setting forth the principles for co-development of an in vitro companion diagnostic device with a therapeutic product and final guidance in April 2020 offering considerations for the development and labeling of diagnostic devices intended to support the use of multiple oncology therapeutic products. The draft guidance describes principles to guide the development and contemporaneous marketing authorization for the therapeutic product and its corresponding in vitro companion diagnostic.

We do not have experience or capabilities in developing or commercializing diagnostics and plan to rely in large part on our collaboration partner Akoya to perform these functions. Akoya has not commercialized or submitted or obtained 510(k) clearance, De Novo classification, or Premarket Approval Application, or PMA, for any companion diagnostic, and any setbacks they encounter could delay any commercial launch of ACR-368, if approved. It may be necessary to resolve issues such as selectivity/specificity, analytical validation, reproducibility, or clinical validation of companion diagnostics during the development and regulatory approval processes. Moreover, even if data from preclinical studies and early clinical trials appear to support development of a companion diagnostic for a drug candidate, data generated in later clinical trials may fail to support the analytical and clinical validation of the companion diagnostic. We and our future collaborators may encounter difficulties in developing, obtaining regulatory approval for, manufacturing and commercializing companion diagnostics similar to those we face with respect to our drug candidates, including issues with achieving regulatory clearance or approval, production of sufficient quantities at commercial scale and with appropriate quality standards, and in gaining market acceptance. If we are unable to successfully develop companion diagnostics for our drug candidates, or experience delays in doing so, the development of these drug candidates may be adversely affected, these drug candidates may not obtain marketing approval, and we may not realize the full commercial potential of any of these therapeutics that have or may obtain marketing approval. We may not be able to enter into arrangements with another diagnostic company to develop and obtain regulatory approval for an alternative diagnostic test for use in connection with the development and commercialization of our drug candidates or do so on commercially reasonable terms, which could adversely affect and/or delay the development or commercialization of our therapeutic candidates or therapeutics.

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

Although we received clearance from the FDA for an IND to advance ACR-368 in Phase 2 single arm clinical trials conducted under the master protocol as well as IND clearance for ACR-2316 to advance into Phase 1 a clinical trial, we may not be able to file INDs for our other drug candidates on the timelines we expect. For example, we may experience, or our partners may experience, manufacturing delays or other delays with IND-enabling studies. Further, requirements for master protocols may evolve and we may not be able to conduct future trials under a master protocol. In December 2023, the FDA published a draft guidance, Master Protocols for Drug and Biological Product Development, which provides recommendations on the design and analysis of trials conducted under a master protocol as well as guidance on the submission of documentation to support regulatory review. Evolving requirements for master protocols may delay or inhibit future trials relying on a master protocol. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing further clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that such regulatory authorities will not change their requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs or to a new IND. Any failure to file INDs on the timelines we expect or to obtain regulatory approvals for our trials may prevent us from completing our clinical trials or commercializing our products on a timely basis, if at all.

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

Our trials will be primarily based on the established RP2D dosing regimen used in over 400 patients in past trials. In the past trials, the most frequent treatment related adverse events greater than or equal to Grade 3, which are considered serious adverse events, were primarily reversible, manageable hematological toxicities, including neutropenia and thrombocytopenia and there was only limited non-hematological toxicities. In one of the clinical trials (a cohort of 58 platinum-sensitive patients), there were three deaths deemed possibly related to study treatment. In addition, our trials will also, in part, include testing of ACR-368 at RP2D in combination with low dose gemcitabine, which could result in greater severity and prevalence of side effects or unexpected characteristics. Undesirable side effects could result in the delay, suspension or termination of clinical trials by us or regulatory authorities for a number of reasons. Furthermore, clinical trials by their nature utilize a sample of the potential patient population. With a limited number of subjects and limited duration of exposure, rare and severe side effects of our drug candidates or those of our competitors may only be uncovered with a significantly larger number of patients exposed to the drug.

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

Efforts to identify, acquire or in-license, and then develop drug candidates require substantial technical, financial and human resources, whether or not any drug candidates are ultimately identified. We apply our AP3 platform in our efforts to discover potential precision targets for which drug candidates may be developed. Our efforts may initially show promise in identifying potential drug candidates, yet fail to yield drug candidates for clinical development, approved products or commercial revenues for many reasons, including the following:

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

Healthcare providers, including physicians, and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any drug candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors subject us to various federal and state fraud and abuse laws and other healthcare laws, including, without limitation, the federal Anti-Kickback Statute, the federal civil and criminal false claims laws and the law commonly referred to as the Physician Payments Sunshine Act, as well as regulations promulgated under such laws. These laws will impact, among other things, our clinical research, proposed sales, marketing and educational programs, and other interactions with healthcare professionals. In addition, we may be subject to patient privacy laws by both the federal government and the states in which we conduct or may conduct our business. See “Part I, Item 1, Business—Government Regulation—Other Healthcare Laws and Compliance Requirements” of our Annual Report for the year ended December 31, 2024, for more information on the healthcare laws and regulations that may affect our ability to operate.

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

In the United States, the European Union and other jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could prevent or delay marketing approval or licensure of our product candidates, restrict or regulate post-approval activities, and affect our ability to profitably sell any product candidates for which we obtain marketing approval or licensure. In the United States, the biopharmaceutical industry has been a particular focus of these efforts and has been significantly affected by legislative initiatives. Current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any FDA-approved product. For example, the Inflation Reduction Act (IRA), which was signed into law on August 16, 2022, allows Medicare to: beginning in 2026, establish a “maximum fair price” for a fixed number of pharmaceutical and biological products covered under Medicare Parts B and D following a price negotiation process with the Centers for Medicare and Medicaid Services (CMS); and, beginning in 2023, penalize drug companies that raise prices for products covered under Medicare Parts B and D faster than inflation, among other reforms. CMS has taken a number of steps to implement the IRA, including: releasing the negotiated maximum prices, which will be effective in 2026, for the first ten drugs that were subject to the IRA’s negotiation process, releasing quarterly lists of Medicare Part B products that are subject to adjusted coinsurance rates based on the inflationary rebate provisions of the IRA, and announcing a list of fifteen additional drugs that will be subject to price negotiations during 2025. While it remains to be seen how the drug pricing provisions imposed by the IRA will affect the broader pharmaceutical industry, several pharmaceutical manufacturers and other industry stakeholders have challenged the law, including through lawsuits brought against HHS, the Secretary of HHS, CMS, and the CMS Administrator challenging the constitutionality and administrative implementation of the IRA’s drug price negotiation provisions. It is unclear how future regulatory actions to implement the IRA, as well as the outcome of pending litigation against the IRA brought against the Department of Health and Human Services (HHS), the Secretary of HHS, CMS, and the CMS Administrator challenging the constitutionality and administrative implementation of the IRA’s drug price negotiation provisions, may affect our products and future profitability. Reductions in reimbursement levels may also negatively impact the prices we receive or the frequency with which our products are prescribed or administered, with any reduction in reimbursement from Medicare or other government programs potentially resulting in a similar reduction in payments from private payors. See “Part I, Item 1, Business—Government Regulation—Healthcare Reform” of our Annual Report for the year ended December 31, 2024, for more information on specific healthcare reform measures that may affect our business.

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

If ACR-368, ACR-2316, or any of our other drug candidates are approved for commercialization, we may seek to enter into agreements with third parties to market them in certain jurisdictions outside the United States. We expect that we would be subject to additional risks related to international pharmaceutical operations, including but not limited to:

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

On May 8, 2023, ACR-368 was granted two Fast Track designations from the FDA for the investigation of ACR-368 monotherapy for patients with OncoSignature-positive platinum-resistant ovarian cancer and endometrial cancer. We may seek Fast Track designation for certain of our future drug candidates, but there is no assurance that the FDA will grant this status to any of our proposed drug candidates and we might only be successful in receiving a Fast Track designation from the FDA for a drug candidate after applying on more than one occasion. Sponsors may have greater interactions with the FDA and marketing applications filed by sponsors of products in Fast Track development may qualify for priority review and rolling review under the policies and procedures offered by the FDA, but the receipt of a Fast Track designation does not assure any such qualification or ultimate marketing approval by the FDA. The FDA has broad discretion whether or not to grant a Fast Track designation, so even if we believe a particular drug candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. Even if we do receive a Fast Track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures, and receiving a Fast Track designation does not provide assurance of ultimate FDA approval. In addition, the FDA may withdraw a Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. In addition, the FDA may withdraw any Fast Track designation at any time.

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

The FDA has also implemented a Breakthrough Device program that is intended to help patients receive more timely access to breakthrough medical technologies that have the potential to provide more effective treatment or diagnosis for life-threatening or irreversibly debilitating diseases or conditions. A device also must meet one of the following criteria: (i) it represents breakthrough technology; (ii) there is no approved or cleared alternative; (iii) it offers significant advantages over existing cleared or approved devices; or (iv) availability of the device is in the best interest of patients. Under the program, device candidates are eligible to receive priority review and interactive communications from the FDA regarding device development and clinical trial protocols, all the way through to commercialization decisions. On November 16, 2023, the FDA granted Breakthrough Device Designation to the ACR-368 OncoSignature assay for the identification of ovarian cancer patients who may benefit from ACR-368 treatment. On January 21, 2025, the FDA granted Breakthrough Device Designation to the ACR-368 OncoSignature Assay for the identification of endometrial cancer patients who may benefit from treatment with ACR-368.

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

The biopharmaceutical industry is subject to extensive regulatory obligations and policies that may be subject to change, including due to judicial challenges, election cycles, and resulting regulatory updates and changes in policy priorities.

On June 28, 2024, the U.S. Supreme Court issued an opinion holding that courts reviewing agency action pursuant to the Administrative Procedure Act (APA) “must exercise their independent judgment” and “may not defer to an agency interpretation of the law simply because a statute is ambiguous.” The decision will have a significant impact on how lower courts evaluate challenges to agency interpretations of law, including those by the FDA, CMS and other agencies with significant oversight of the biopharmaceutical industry. The new framework is likely to increase both the frequency of such challenges and their odds of success by eliminating one way in which the government previously prevailed in such cases. As a result, significant regulatory policies will be subject to increased litigation and judicial scrutiny.

In addition, federal agency priorities, leadership, policies, rulemaking, communications, spending, and staffing may be significantly impacted by election cycles. For example, the current presidential administration’s commitment to significantly reduce government spending through cuts to federal healthcare programs and reductions in the workforces of key government agencies, such as the HHS, FDA, and CMS. Efforts by the current administration to limit federal agency budgets or personnel may result in reductions to agency budgets, employees, and operations, which may lead to slower response times and longer review periods, potentially affecting our ability to progress development of our product candidates or obtain regulatory approval for our product candidates.

Any resulting changes in regulation may result in unexpected delays, increased costs, or other negative impacts on our business that are difficult to predict.

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

We may initially seek regulatory approval of ACR-368, ACR-2316, or our future drug candidates as therapies for patients that are found, or predicted using AP3 to be, sensitive to our current and future drug candidates. The number of patients in our targeted commercial markets and elsewhere may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our drugs or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business.

We currently have no marketing and sales organization and may have to invest significant resources to develop these capabilities. If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our products, we may not be able to generate revenue.

We currently have no sales or marketing infrastructure or experience in the sale, marketing or distribution of drug products. Our operations to date have been focused on developing our AP3 platform, our proprietary predictive OncoSignature tests, clinical development of ACR-368 and ACR-2316, organizing and staffing our company, business planning and raising capital. To achieve commercial success for any product for which we obtain marketing approval, we will need to establish sales, marketing and distribution capabilities, either ourselves or through collaboration or other arrangements with third parties.

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

Our ability to commercialize any drug candidates successfully also will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from third-party payors, including government healthcare programs, private health insurers and other organizations. Third-party payors decide which medications they will pay for and establish reimbursement levels. In the United States, the principal decisions about reimbursement for new medicines are typically made by CMS, which decides whether and to what extent a new medicine will be covered and reimbursed under Medicare. Private payors often, but not always, follow CMS’s decisions regarding coverage and reimbursement.

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

Cancer therapies are sometimes characterized as first-line, second-line, or third-line, and the FDA often approves new therapies initially only for third-line use. When cancer is detected early enough, first-line therapy, usually chemotherapy, hormone therapy, surgery, radiation therapy or a combination of these, is sometimes adequate to cure the cancer or prolong life without a cure. Second- and third-line therapies are administered to patients when prior therapy is not effective. We expect to initially seek approval of our drug candidates we develop as a therapy for patients who have received one or potentially more prior treatments. Subsequently, for those products that prove to be sufficiently beneficial, if any, we would expect to seek approval potentially as a first-line therapy, but there is no guarantee that drug candidates we develop, even if approved, would be approved for first-line therapy, and, prior to any such approvals, we may have to conduct additional clinical trials.

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

As of December 31, 2024, we had 75 full-time employees and three part-time employees. As our development progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical product development, regulatory affairs and, if any of our drug candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. Our choice to focus on multiple therapeutic areas may negatively affect our ability to develop adequately the specialized capability and expertise necessary for operations. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

For example, Washington recently passed the My Health My Data Act, which went into effect in 2024. The My Health My Data Act has a broader scope than HIPAA and includes a private right of action. In addition, we may obtain health information from third parties, including research institutions from which we obtain clinical trial data, that are subject to privacy and security requirements under HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and the regulations promulgated thereunder. Depending on the facts and circumstances, we could be subject to significant penalties if we obtain, use or disclose individually identifiable health information in a manner that is not authorized or permitted by HIPAA. Following Washington, Nevada enacted Senate Bill 370, which also took effect on March 31, 2024, and is similar to the My Health My Data Act and requires in-scope entities to comply with certain requirements regarding consumer health data. While these new laws and proposals generally include exemptions for HIPAA-covered data and clinical trial data, they add layers of complexity to compliance in the U.S. market, and could increase our compliance costs and adversely affect our business.

We may encounter vendors that engage in information blocking practices that may inhibit our ability to access the relevant data on behalf of patients or researchers or impose new or additional costs. In 2020, the U.S. Department of Health and Human Services’ Office of the National Coordinator for Health Information Technology (ONC) and the Centers for Medicare and Medicaid Services promulgated final rules to support access, exchange, and use of electronic health information (EHI). Specifically, the information blocking rules were implemented as part of the 21st Century Cures Act, and are primarily designed to facilitate technology interoperability and enable the free flow of healthcare information for healthcare treatment, payment or operation purposes. On June 27, 2023, the Department of Health and Human Services Office of the Inspector General (“HHS-OIG”) published its final rule implementing information blocking penalties for “actors,” which is supplemented by ONC’s January 9, 2024 final rule enhancing certain information blocking requirements. HHS-OIG may impose penalties for information blocking that has occurred after September 1, 2023. On August 5, 2024, ONC published in the Federal Register a proposed rule called the HTI-2 Proposed Rule that, among other things, will further revise the information blocking regulations, if finalized. Under the 21st Century Cures Act, health care providers that violate the information blocking prohibition will be subject to appropriate disincentives. On July 1, 2024, the HHS published in the Federal Register a final rule to establish such disincentives, effective July 31, 2024. The impact on the information blocking rules to our business is currently unclear.

In addition, we are or may become subject to certain privacy laws in the jurisdictions in which we are established or (where we are not established) in which we sell or market our products or services or run clinical trials. For example, in the EU, we are subject to Regulation (EU) 2016/679, (the EU GDPR), in relation to our collection, use, disclosure, transfer and other processing of personal information (i.e. data relating to an identified or identifiable living individual) of participants in our clinical trials in the European Economic Area (EEA), including the health and medical information of these participants. The EU GDPR is directly applicable in each EU Member State and has extraterritorial effect where organizations outside of the EEA process personal information of individuals in the EEA in relation to the offering of goods or services to those individuals (the targeting test) or the monitoring of their behavior (the monitoring test). As such, the EU GDPR applies to us to the extent that we are established in an EU Member State, we are processing personal information in the context of an establishment in an EU Member State or we meet the requirements of either the targeting test or the monitoring test. As noted above, the EU GDPR imposes a number of obligations on controllers and processors, including, among others: (i) onerous accountability obligations requiring controllers and processors to maintain a record of their data processing; (ii) transparency requirements which require controllers to disclose to data subjects (in a concise, intelligible and easily accessible form) details regarding processing of their personal information; (iii) obligations to consider data protection as any new products or services are developed and to limit the amount of personal information processed; (iv) obligations to comply with data protection rights of data subjects including a right of access to and erasure or rectification of personal information, a right to obtain restriction of processing or to object to processing of personal information and a right to ask for a copy of personal information to be provided to a third party in a useable format; (v) obligations to implement appropriate technical and organizational security measures to safeguard personal information; (vi) limitations on retention of personal information; (vii) obligations to report certain personal data breaches to the relevant supervisory authority without undue delay (and no later than 72 hours where feasible) and/or concerned individuals; and (viii) requirements to process personal information lawfully including higher standards for controllers to demonstrate that they have obtained valid consent where consent is the lawful basis for processing.

In addition, the EU GDPR prohibits the international transfer of personal information from the EEA to countries that the European Commission does not recognize as having an ‘adequate’ level of data protection unless a data transfer mechanism has been put in place or a derogation under the EU GDPR can be relied on. In certain cases (e.g., where transfers are made in reliance on EU SCCs - a standard form of contract approved by the European Commission) companies must also carry out a transfer impact assessment (TIA), which among other things, assesses laws governing access to personal information in the recipient country and considers whether supplementary measures that provide privacy protections additional to those provided under EU SCCs will need to be implemented to ensure an 'essentially equivalent' level of data protection to that afforded in the EEA. On July 10, 2023, the European Commission adopted its Final Implementing Decision granting the U.S. adequacy (Adequacy Decision) for EU-US transfers of personal information for entities self-certified to the EU-US Data Privacy Framework (DPF). Entities relying on EU SCCs for transfers to the U.S. are also able to rely on the analysis in the Adequacy Decision as support for their TIA regarding the equivalence of U.S. national security safeguards and redress.

Following the UK’s withdrawal from the EU (i.e., Brexit), the EU GDPR has been implemented in the UK as the “UK GDPR” (the UK GDPR and the EU GDPR, referred to as GDPR). The UK GDPR sits alongside the UK Data Protection Act 2018, which implements certain derogations in the EU GDPR into English law. The requirements of the UK GDPR are (at this time) largely aligned with those under the EU GDPR. Under the UK GDPR, companies established in the UK and companies not established in the UK but who process personal information in relation to the offering of goods or services to individuals in the UK, or to the monitoring of their behavior will be subject to the UK GDPR. As a result, we are potentially exposed to two parallel data protection regimes, each of which authorizes fines and the potential for divergent enforcement actions (please see below). It should also be noted that the UK Information Commissioner’s Office (ICO) has published its own form of EU SCCs known as the UK International Data Transfer Agreement together with an International Data Transfer Addendum to the EU SCCs. The ICO has also published its version of the TIA, although entities may choose to adopt either the EU or UK style TIA. Further, on September 21, 2023, the UK Secretary of State for Science, Innovation and Technology established a UK-U.S. data bridge (i.e., a UK equivalent of the Adequacy Decision) and adopted UK regulations to implement the UK-U.S. data bridge. Personal information can be transferred from the UK under the UK-U.S. data bridge through the UK extension to the DPF to organizations self-certified under the UK extension to DPF.

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

With the CCPA and other US state privacy laws, as well as other laws, regulations and other obligations relating to privacy and data protection imposing new and relatively burdensome obligations, and with the substantial uncertainty over the interpretation and application of these and other obligations, we may face challenges in addressing their requirements and making necessary changes to our policies and practices and may incur significant costs and expenses in an effort to do so. With the exception of GDPR-related privacy policies for all employees and business partners, SCC, and TIA, which is in place through Acrivon AB, we are currently in the process of developing and updating our policies and procedures in accordance with requirements under applicable data privacy and protection laws and regulations. Apart from the above mentioned GDPR-related documents, we do not currently have any formal data privacy policies and procedures in place and have not completed formal assessments of whether we are in compliance with all applicable data privacy laws and regulations. Additionally, if third parties with which we work, such as vendors or service providers, violate applicable laws, rules or regulations or our policies, such violations may also put our or our clinical trial and employee data, including personal data, at risk, which could in turn have an adverse effect on our business.

The development and use of artificial intelligence, or AI, presents risks and challenges that can impact our business, including by posing security risks to our confidential information, proprietary information, and personal data, and could give rise to legal and/or regulatory actions, damage our reputation or otherwise materially harm our business.

The development and deployment of AI in drug discovery and development presents both opportunities for innovation and challenges and risks that require careful consideration. The implementation of AI technologies, including predictive analytics, computational approaches and generative AI, has the potential to provide significant benefits and competitive advantages. However, implementation of AI approaches to drug discovery and development has inherent risks and challenges. The importance of balanced, unbiased and comprehensive dataset for these AI predictive models is critical but may not be available and may even be insufficient. Subsequently, the AI algorithms may lead to flawed, biased and inaccurate results, which could lead to ineffective results and cause reputational harm. Even with the successful implementation of AI, we may fail to correctly leverage the predictive models. Deployment of these AI models may be used improperly or misinterpreted which could lead to conflicting outputs, which may compromise intellectual properties and as well as impact current and future collaboration. In addition, our competitors may be able to develop and embed AI more quickly and effectively than we can, and our business, results of operations and financial condition could be adversely affected as a result.

Furthermore, our use of generative AI platforms may lead to novel and unforeseen cybersecurity risks, intellectual property risks, including compromises to proprietary intellectual property and intellectual property infringement, and privacy and data protection concerns. Additionally, we expect to see increasing government regulation related to artificial intelligence use and ethics, which may also significantly increase the burden and cost of research, development and compliance in this area. Several jurisdictions around the globe, including Europe and certain U.S. states, have proposed, enacted, or are considering laws governing the development and use of AI, such as the EU’s Artificial Intelligence Act.

Emerging ethical issues also surround the use of AI, and we may be subject to reputational and legal risk if our deployment or use of AI becomes controversial. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of sensitive data. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business.

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

Even if we do successfully issue patents that cover our products or technologies, third parties may challenge the validity, enforceability, or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around or otherwise avoiding our claims. If the breadth or strength of protection provided by the patent applications we hold with respect to our drug candidates is insufficient or is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, our drug candidates and our technologies.

Further, patents have limited terms. We may not be able to issue patents whose terms provide sufficient protection during the commercial lifetime of our drug candidates or our technologies. For example, if we encounter delays in our clinical trials, the period of time in which we could market our drug candidates during the relevant patent term could be reduced.

Some or all of our patents may have claims whose infringement is difficult to detect or prove. Courts place the legal burden of proving infringement on patent holders. If we cannot convince a court that we have met this burden of proof, then our patent may not provide useful protection even if deemed to be valid and enforceable against infringers.

Since patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to file any patent application related to our drug candidates or technologies. Even if we were first to file, we may be subject to derivation challenges. Furthermore, for United States applications in which all claims are entitled to a priority date before March 16, 2013, an interference proceeding can be provoked by a third-party or instituted by the United States Patent and Trademark Office, or USPTO, to determine who was the first to invent any of the subject matter covered by the patent claims of our patents or applications.

We may be required to disclaim part or all of the term of certain patent filings. There may be prior art of which we are not aware that may affect the validity or enforceability of a patent claim. There also may be prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. No assurance can be given that if challenged, our patents would be declared by a court or patent office to be valid or enforceable or that even if found valid and enforceable, a competitor’s technology or product would be found by a court to infringe our patents. We may analyze patents or patent applications of our competitors that we believe are relevant to our activities, and consider that we are free to operate in relation to our drug candidates and technologies, but our competitors may achieve issued claims, including in patents we consider to be unrelated, which could block our efforts or may potentially result in our drug candidates, our technologies, or our activities infringing such claims. The possibility exists that others will develop products which have the same effect as our products on an independent basis which do not infringe our patents or other intellectual property rights, or will design around or otherwise avoid the claims of our issued patents that cover our products and technologies.

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

We have issued patents covering the composition-of-matter and the salt form of ACR-368 through 2030 and 2037, respectively, including PTA, but without patent term extension, and also seek protection through our OncoSignature patent filings. We expect to seek extensions of patent terms in the United States and, if available, in other countries where we are prosecuting patents. In the United States, the Drug Price Competition and Patent Term Restoration Act of 1984 permits a patent term extension of up to five years beyond the normal expiration of the patent, which is limited to the approved indication (or any additional indications approved during the period of extension). However, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their drug earlier than might otherwise be the case.

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

We are dependent on patents, know-how and proprietary technology, either that we own or have licensed from others. In particular, we are dependent on our license agreement with Lilly. Any termination of this license could result in the loss of significant rights and could harm our ability to commercialize our drug candidates. For a more detailed description of this agreement, see Note 13 to our consolidated financial statements included elsewhere in this Annual Report.

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

Filing, prosecuting and defending patents on drug candidates and technologies in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States could be less extensive than those in the United States. In some cases, we may not be able to obtain patent protection for certain technologies outside the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States, even in jurisdictions where we do pursue protection. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, even in jurisdictions where we do pursue patent protection, or from selling or importing products made using our inventions in and into other jurisdictions outside of the United States.

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
•
the commencement, enrollment or results of our clinical trials of ACR-368, ACR-2316, or any future clinical trials we may conduct, or changes in the development status of our drug candidates;
•
any delay in our regulatory filings for ACR-368, ACR-2316, or any other drug candidate we may develop, and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;
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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of March 24, 2025, we had 31,351,480 shares of common stock outstanding. This includes 7,550,000 shares sold in our IPO, which may be resold in the public market. As of March 24, 2025, approximately 14.2 million shares were held by our affiliates, who are generally restricted from selling pursuant to securities laws. Our shares may be resold and the market price of our stock could decline if the holders of currently-restricted shares sell them or are perceived by the market as intending to sell them.

We have filed a registration statement on Form S-8 under the Securities Act registering shares subject to outstanding stock options issued under the 2019 Stock Incentive Plan and shares of common stock reserved for issuance under the 2022 Equity Incentive Plan, or the 2022 Plan, and the 2022 Employee Stock Purchase Plan, or the 2022 ESPP. Both the 2022 Plan and the 2022 ESPP provide for annual automatic increases in the shares reserved for issuance under the plans which could result in additional dilution to our stockholders. Shares registered under these registration statements on Form S-8 can be freely sold in the public market upon issuance, subject to the vesting of the equity awards, other restrictions provided under the terms of the applicable plan or equity award, and the restrictions of Rule 144 in the case of our affiliates.

We also filed a registration statement on Form S-3, or the Registration Statement, which was declared effective by the SEC on April 29, 2024, covering the resale of 8,235,000 shares of our common stock and 7,060,000 shares of our common stock issuable upon the exercise of pre-funded warrants, or Pre-Funded Warrants, held by selling stockholders who participated in the April 2024 Private Placement. Pursuant to the Registration Statement, these selling stockholders may resell all or a portion of the 8,235,000 shares of common stock, and all or a portion of the 7,060,000 shares of common stock underlying the Pre-Funded Warrants after the Pre-Funded Warrants are exercised by the holders.

If equity research analysts do not publish research or reports, or publish unfavorable research or reports, about us, our business or our market, our stock price and trading volume could decline.

The trading market for our common stock is influenced by the research and reports that equity research analysts publish about us and our business. Equity research analysts may elect not to provide research coverage of our common stock, and such lack of research coverage may adversely affect the market price of our common stock. In the event we do have equity research analyst coverage, we will not have any control over the analysts or the content and opinions included in their reports. The price of our stock could decline if one or more equity research analysts downgrade our stock or issue other unfavorable commentary or research. If one or more equity research analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which in turn could cause our stock price or trading volume to decline.

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

Ensuring that we have adequate internal control over financial reporting in place to produce accurate financial statements on a timely basis needs to be periodically re-evaluated and is costly and time-consuming. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. We have in the past, identified material weaknesses in our internal control over financial reporting, which were remediated; however, our remediation efforts may not enable us to avoid a material weakness in the future.

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

As of December 31, 2024, we had approximately $55.0 million in federal net operating loss carryforwards and $62.4 million in state net operating loss carryforwards. The federal net operating loss carryforward can be carried forward indefinitely while the state net operating loss carryforward will begin to expire in varying amounts in 2038. The net operating loss carryforwards subject to expiration could expire unused and be unavailable to offset future income tax liabilities. Under the 2017 Tax Cuts and Jobs Act, or the Tax Act, as modified by the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, federal net operating losses generated in taxable years beginning after December 31, 2017 and in future taxable years, if any, will not expire and may be carried forward indefinitely, but the deductibility of such federal net operating losses in taxable years beginning after December 31, 2020 are limited to the lesser of the net operating loss carryover or 80% of the corporation’s adjusted taxable income (subject to Section 382 of the Internal Revenue Code of 1986, as amended, or the Code). There is variation in how states are responding to the Tax Act and CARES Act. In addition, for state income tax purposes, there may be periods during which the use of net operating losses, or NOLs, is suspended or otherwise limited.

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

As of the date of this report, we have not identified cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected us, our business strategy, results of operation or financial condition. We have a formalized incident response policy in place. For additional information regarding risks from cybersecurity threats, please refer to Item 1A, “Risk Factors,” of this Annual Report.

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

Item 2. Properties.

Our principal office is located in Watertown, Massachusetts, where we lease 13,711 square feet of office and laboratory space under a lease that expires in 2028, with an option to extend the term for an additional five years at then-market rental rates. We also occupy 529 square meters of office space located in Lund, Sweden under a lease that expires in December 2026 and will automatically renew for an additional term of three years unless we provide written notice of termination nine months prior to the termination date. In July 2024, we entered into a lease for additional office and laboratory space adjacent to our existing leased space located in Lund, Sweden. The term of the lease commenced in September 2024, has an initial term of three years, and will automatically renew for an additional term of three years unless we provide written notice of termination nine months prior to the termination date. We believe that our current and future planned facilities are sufficient to meet our current and near-term needs and that, should it be needed, suitable additional space will be available.

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

Holders of Record

As of March 24, 2025, there were 6 holders of record of our common stock. This number was derived from our stockholder records and does not include beneficial owners of our common stock whose shares are held in “street” name with various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Information about our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.

Recent Sales of Unregistered Equity Securities

Except as otherwise disclosed in a Current Report on Form 8-K or Quarterly Report on Form 10-Q, the following sets forth information regarding all unregistered securities sold during the period covered by this Annual Report.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes and other financial information included elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Special Note Regarding Forward-Looking Statements” and “Risk Factors” sections of this Annual Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Unless the context requires otherwise, references in this Annual Report to "Acrivon” the “Company,” “we,” “us,” and “our” refer to Acrivon Therapeutics, Inc. and its subsidiaries.

Overview

We are a clinical stage biopharmaceutical company discovering and developing precision oncology medicines for patients whose tumors are predicted to be sensitive to each specific medicine by utilizing our proprietary Generative Phosphoproteomics platform, Acrivon Predictive Precision Proteomics, or AP3. Previously approved precision oncology treatments, such as kinase inhibitors, have transformed the cancer treatment landscape, and while the therapeutic benefit of these agents has provided significant benefit to patients, these precision oncology treatments unfortunately only address the less than 10% of patients with cancers that harbor certain easily-identifiable genetic mutations. In diseases outside oncology, e.g. autoimmune, inflammatory, fibrotic, and metabolic disorders, recurrent mutations in individual patients that can be linked to disease pathogenesis are exceedingly rare. Accordingly, genetics-based precision medicine approaches to treat only the patients that benefit from a particular therapeutic have been even more challenging in such diseases.

Our approach is designed to overcome the limitations of genomics-based patient selection methods. We do this by using AP3 to discover and develop our pipeline of innovative oncology drug candidates. AP3 is engineered to measure compound-specific effects on the entire tumor cell protein signaling network and drug-induced resistance mechanisms in an unbiased manner and is modality and disease agnostic. These distinctive capabilities enable AP3’s direct application for drug design optimization for monotherapy activity, the identification of rational drug combinations, and the creation of drug-specific proprietary OncoSignature companion diagnostics that are used to identify the patients most likely to benefit from our drug candidates.

We are currently advancing our lead candidate, ACR-368 (also called prexasertib), a selective small molecule inhibitor targeting CHK1 and CHK2 with sub single-digit nM and single-digit nM potency, respectively, in a potentially registrational Phase 2 trial, focusing on endometrial cancer. We are continuing enrollment and dosing of patients in this multi-center trial based on OncoSignature-predicted sensitivity to ACR-368 in endometrial cancer patients, a tumor type predicted to be sensitive to ACR-368 through preclinical AP3-based indication finding, and not previously evaluated in past clinical trials.

Our ACR-368 OncoSignature test, which has not yet obtained regulatory approval, has been extensively evaluated in preclinical studies, including in two separate, blinded, prospectively-designed studies on pretreatment tumor biopsies collected from patients with ovarian cancer treated with ACR-368 in past Phase 2 clinical trials conducted by Lilly and at the National Cancer Institute providing evidence of robust enrichment of responders through our method. Moreover, the ongoing registrational intent trial in endometrial cancer showed initial validation of the ACR-368 OncoSignature for prospective patient selection. Based on these sets of data, the FDA has granted Breakthrough Device designations for the ACR-368 OncoSignature assay for the identification of ovarian cancer patients who may benefit from ACR-368 treatment and for the identification of endometrial cancer patients who may benefit from ACR-368 treatment.

In May 2023, ACR-368 was granted two Fast Track designations from the FDA for the investigation of ACR-368 monotherapy for patients with OncoSignature-positive platinum-resistant ovarian cancer and endometrial cancer. On November 16, 2023, the ACR-368 OncoSignature test was granted Breakthrough Device Designation for the identification of ovarian cancer patients who may benefit from treatment with ACR-368. In January 2025, the ACR-368 OncoSignature test was granted Breakthrough Device Designation for the identification of endometrial cancer patients who may benefit from treatment with ACR-368. These designations reflect the FDA’s determination that the device is reasonably expected to provide for more effective treatment or diagnosis of life-threatening or irreversibly debilitating human disease or conditions.

At ESMO 2024 (September 14, 2024 R&D event and press release), we reported that endometrial cancer was our prioritized indication, as it represents the first potential registrational opportunity for ACR-368. We remain confident in this strategy based on emerging clinical data, competitive positioning given limited treatment options, and the strong commercial opportunity in both second- and front-line settings. Our blinded KOL market research estimates that there are approximately 27,000 U.S. patients annually in the second-line setting alone for endometrial cancer. Due to increased competition and a smaller market opportunity, we set a high internal clinical bar for ovarian cancer, which preliminary data suggests is unlikely to be met. Bladder cancer is also being deprioritized due to lower than preclinically predicted BM+ rate, leading to challenging enrollment with single digit BM+ patient enrollment to date. We have now officially deprioritized ovarian and bladder cancers, reallocating all clinical resources to ACR-368 in endometrial cancer and ACR-2316.

An interim data extract from the EDC clinical database was done on February 25, 2025, including 20 BM+ endometrial cancer patients treated with ACR-368 monotherapy and 38 BM- treated with ACR-368 plus LDG that were efficacy-evaluable by RECIST (2 BM- had treatment discontinued without scan). All BM+ patients had progressed after prior platinum-based chemotherapy and prior anti-PD-1, and the median and mean prior lines of therapy for these patients were 2 and 2.6, respectively. A majority of these BM+ patients were refractory to the last prior line of therapy, with aggressive, generally heavily pre-treated tumors: 12 had refractory disease (best overall response of PD in the last prior line of therapy), 6 had relapsed disease, and 2 unknown. Amongst these 20 BM+ patients, 15 were either serous or carcinosarcomas, 13 were pMMR (2 dMMR, 5 not tested), and 11 p53 mutated (3 wild-type; 6 unknown). In patients that had relapsed after the prior line of therapy (N=6), the confirmed ORR was 50% and the DCR was 100%. Amongst the 12 patients with tumors refractory to the last prior line of therapy (ORR = 0%) we observed meaningful ACR-368 clinical activity with a confirmed ORR of 33% and DCR of 75%. The ACR-368 OncoSignature accurately identified patients whose tumors are sensitive to ACR-368, with 80% of BM+ patients demonstrating tumor shrinkage. Among all 20 BM+ patients the confirmed ORR was 35% and the DCR was 80%. Overall, we observed significant anti-tumor activity and disease control in BM+ patients with aggressive, refractory tumors that did not respond at all (0 % ORR) to the last line of prior therapy, and with a confirmed ORR more than double (35%) the best ORR observed in the last prior line of therapy (15%) for all BM+ patients.

We have previously confirmed in preclinical studies that LDG sensitizes both BM- and BM+ tumors to ACR-368, as predicted by the AP3 platform, and this is consistent with an upregulation of the ACR-368 OncoSignature biomarkers in both human tumor cell lines and in human tumor xenograft mouse models after LDG treatment. We now have obtained further evidence of such OncoSignature biomarker upregulation in human patient tumors based on serial pre- and post- LDG biopsies in an ongoing Investigator-Initiated Trial at the Moffitt Cancer Center in patients with H&N cancer. Consistent with this preclinical and now clinical evidence of sensitization by LDG in BM- patients, we are continuing to explore the combination of ACR-368 with LDG in our ongoing endometrial cancer trial. Preliminary analyses of the 38 BM- patients, who are heavily pretreated (median of 3 prior lines of therapy) show a confirmed ORR of ~13% with the ACR-368 + LDG combination, which is comparable to the best ORR in the last prior line of therapy (median = 3) in these patients, which was 17%. Based on the totality of the preclinical and observed clinical data, we believe this supports significant LDG sensitization to ACR-368 in BM- patients. We expect a similar sensitization in BM+ patients which could be explored in a future all-comer study of ACR-368 + LDG.

We are also leveraging our proprietary AP3 precision medicine platform for streamlined drug discovery through AP3-based drug optimization in intact cells and co-crystallography and to develop our internally-discovered pipeline programs. These include ACR-2316, our second clinical stage asset, a novel, selective WEE1/PKMYT1 inhibitor designed using AP3 for superior single-agent activity through strong activation of not only CDK1 and CDK2 but also of PLK1 to drive pro-apoptotic cell death, as observed in preclinical studies against benchmark inhibitors. Utilizing AP3, we were able to advance ACR-2316 to first dosing in a Phase 1 trial in 15 months, with dosing beginning in the third quarter of 2024. Using AP3-based Indication Finding and AP3-based analyses of in-house and publicly available data, we are enrolling selected high unmet need solid tumor types predicted sensitive to ACR-2316 in our Phase 1 trial. The Phase 1 monotherapy clinical trial of ACR-2316 is currently in the dose escalation portion of this trial. The Phase 1 study will assess the safety and tolerability of ACR-2316. Additionally, the study will seek to establish the pharmacokinetic profile, evaluate preliminary anti-tumor activity and determine the recommended Phase 2 monotherapy dose. Dose optimization is being guided by drug target engagement in alignment with the FDA’s Project Optimus. We anticipate providing a clinical data update in the second half of 2025. Based on pharmacokinetic (PK) analysis in the first two dosing level cohorts, we have observed encouraging approximate dose proportionality. Moreover, using our internal MS-based AP3 profiling to support the clinical trial of ACR-2316, we are already detecting drug target engagement in peripheral blood mononuclear cells (PBMCs) in dose level 1. In addition, initial clinical activity has been observed in a patient in DL3, with significant decrease in size of metastatic lesions throughout the chest, abdomen and pelvis. This patient (who had received 3 prior lines of therapy including chemotherapy and anti-PD-1) remains on therapy.

In addition, we have a preclinical cell cycle program with an undisclosed target. We have also developed the AP3 Interactome, a proprietary, computational analytics platform driven by machine learning for integrated comprehensive analyses across all large, in-house AP3 phosphoproteomic drug profiling data sets to advance our in-house research programs.

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

Since inception, we have funded our operations primarily with proceeds from the sales of shares of our convertible preferred stock, the issuance of convertible notes, our IPO and concurrent private placement. Upon the closing of our IPO on November 17, 2022, only common stock remains issued and outstanding. In addition, on April 8, 2024, we entered into a Private Investment in Public Equity, or PIPE, securities purchase agreement, or the PIPE Purchase Agreement, for the April 2024 Private Placement. Pursuant to the PIPE Purchase Agreement, we agreed to issue and sell to the PIPE investors an aggregate of (i) 8,235,000 shares of our common stock at a purchase price of $8.50 per share, and (ii) Pre-Funded Warrants to purchase up to an aggregate of 7,060,000 shares of our common stock at a purchase price of $8.499 per Pre-Funded Warrant, which represents the per share purchase price of our common stock less the $0.001 per share exercise price for each Pre-Funded Warrant. The Pre-Funded Warrants are exercisable at any time after the date of issuance and do not expire. The April 2024 Private Placement closed on April 11, 2024, for aggregate net proceeds of $123.8 million, after deducting fees and expenses of $6.2 million.

We have incurred recurring operating losses since inception. Our net losses for the years ended December 31, 2024 and 2023 were $80.6 million and $60.4 million, respectively. As of December 31, 2024, we had an accumulated deficit of $197.0 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, particularly if and as we:

•
continue to conduct or initiate new preclinical studies and clinical trials for ACR-368;
•
continue to conduct or initiate new preclinical studies and clinical trials for ACR-2316;
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

We are incurring and expect to continue to incur significant costs associated with operating as a public company. Furthermore, we will not generate revenue from drug sales until we successfully complete clinical development and obtain regulatory approval for a drug candidate. In addition, if we obtain regulatory approval for a drug candidate and do not enter into a third-party commercialization partnership, we expect to incur significant expenses related to developing our commercialization capability to support drug sales, marketing, manufacturing and distribution activities. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our planned clinical studies, milestones achieved, and our expenditures on other research and development activities.

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

As of December 31, 2024, we had cash, cash equivalents and investments of $184.6 million. We believe that our existing cash, cash equivalents and investments as of December 31, 2024, will enable us to fund our operating expenses and capital expenditure requirements into 2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See the section titled “—Liquidity and Capital Resources.”

Companion Diagnostic Agreement

In June 2022, we entered into a companion diagnostic agreement with Akoya pursuant to which we agreed to co-develop, validate, and commercialize our proprietary ACR-368 OncoSignature test, the companion diagnostic that will be used to identify patients with cancer most likely to respond to ACR-368.

Pursuant to the agreement, as subsequently amended, we paid Akoya a one-time, non-refundable, non-creditable upfront payment in the amount of $0.6 million. We are obligated to pay Akoya up to an aggregate of $20.3 million upon the achievement of specified development and pre-commercialization milestones. As of March 27, 2025, development and pre-commercialization milestones totaling $17.1 million have been paid to Akoya under the agreement. Other than certain specified pass-through costs, each party is responsible for its own costs associated with the development of the companion diagnostic. Akoya will procure and manufacture necessary supplies to perform the ACR-368 OncoSignature test to support our clinical development and commercial requirements, in accordance with a supply agreement to be mutually agreed upon by the parties. We may terminate the agreement at our convenience, subject to the payment of a termination fee in the amount of $1.0 million.

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

Operating Expenses

Research and Development

The majority of our expenses have been research and development expenses, which consist primarily of costs incurred in connection with our research and development activities, including our drug discovery efforts and the development of ACR-368 and ACR-2316, and the ACR-368 OncoSignature. We expense research and development costs as incurred, which include:

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

Our indirect research and development costs are primarily personnel-related costs, facilities, and other costs. Employees and infrastructure are not directly tied to any one program and are deployed across our programs. As such, we do not track these costs on a specific program basis.

The successful development of our ACR-368 and ACR-368 OncoSignature test, ACR-2316, or any other future drug candidates, is highly uncertain. We plan to substantially increase our research and development expenses for the foreseeable future as we continue the development and manufacturing of ACR-368 and ACR-2316 and conduct discovery and research activities for our preclinical programs.

We cannot determine with certainty the timing of initiation, the duration, or the completion costs of current or future clinical trials of our drug candidates due to the inherently unpredictable nature of preclinical and clinical development. Clinical development timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to which drug candidates to pursue and how much funding to direct to each drug candidate on an ongoing basis in response to the results of ongoing and future clinical trials, regulatory developments and our ongoing assessments as to each drug candidate’s commercial potential. We will need to raise substantial additional capital in the future. Our clinical development costs are expected to increase significantly with our ongoing and planned clinical trials. We anticipate that our expenses will increase substantially, particularly due to the numerous risks and uncertainties associated with developing drug candidates, including the uncertainty of:

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

We anticipate that our general and administrative expenses will continue to increase in the future as we increase our headcount to support our continued research activities and development of our drug candidates. We also anticipate that we will continue to incur significant accounting, audit, legal, regulatory, compliance and director and officer insurance costs, as well as investor and public relations expenses associated with operating as a public company.

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

As of December 31, 2024, we had $55.0 million and $62.4 million of federal and state net operating loss carryforwards, respectively. The federal net operating losses are not subject to expiration and the state net operating losses begin to expire in 2038. These loss carryforwards are available to reduce future federal and state taxable income, if any.

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following table summarizes our results of operations (in thousands):

	Year Ended December 31,
	2024	2023	Change
Operating expenses:
Research and development	$63,992	$46,024	$17,968
General and administrative	25,207	21,079	4,128
Total operating expenses	89,199	67,103	22,096
Loss from operations	(89,199)	(67,103)	(22,096)
Other income (expense), net:
Interest income	9,201	7,037	2,164
Other expense, net	(558)	(322)	(236)
Total other income, net	8,643	6,715	1,928
Net loss	$(80,556)	$(60,388)	$(20,168)

Research and Development Expenses

The following table summarizes our research and development expenses (in thousands):

	Year Ended December 31,
	2024	2023	Change
Direct research and development expenses by program:
ACR-368	$34,135	$21,764	$12,371
ACR-2316	3,384	—	3,384
Other drug discovery programs	4,037	6,982	(2,945)
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	18,184	13,987	4,197
Facilities, supplies and other	4,252	3,291	961
Total research and development expenses	$63,992	$46,024	$17,968

Research and development expenses were $64.0 million for the year ended December 31, 2024, compared to $46.0 million for the year ended December 31, 2023. The increase of $18.0 million was primarily due to:

•
a $12.4 million net increase in costs related to the ACR-368 clinical trial and related activities, of which $2.8 million is related to an increase in companion diagnostic milestones achieved;
•
a $3.4 million net increase in costs related to ACR-2316, our novel, internally-discovered clinical stage asset. ACR-2316 became our second development program upon receiving IND clearance in the third quarter of 2024 and initiating a clinical trial and related activities;
•
a $2.9 million net decrease in costs related to preclinical drug discovery activities progression, which prior to ACR-2316 being granted IND clearance in the third quarter of 2024, had included ACR-2316;
•
a $4.2 million increase in personnel-related costs, including $0.6 million of stock-based compensation expense, primarily due to an increase in research and development headcount; and
•
a $1.0 million increase in facilities, supplies and other expenses, primarily driven by an increase in headcount and related research activities, as well as the cessation of sublease rent income, which had been recorded as an offset to research and development expenses.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for each of the periods presented (in thousands):

	Year Ended December 31,
	2024	2023	Change
Personnel related (including stock-based compensation)	$18,102	$14,619	$3,483
Professional fees	4,818	4,800	18
Facilities, supplies and other	2,287	1,660	627
Total general and administrative expenses	$25,207	$21,079	$4,128

General and administrative expenses were $25.2 million for the year ended December 31, 2024, compared to $21.1 million for the year ended December 31, 2023. The increase of $4.1 million was primarily due to:

•
a $3.5 million increase in payroll and employee-related expenses, including $2.1 million of stock-based compensation expense; and
•
a $0.6 million increase in facilities, supplies, and other expenses, primarily driven by an increase in headcount.

Total Other Income, Net

Total other income, net was $8.6 million for the year ended December 31, 2024, compared to total other income, net of $6.7 million for the year ended December 31, 2023. The change of $1.9 million is primarily attributable to an increase in interest income and accretion earned on our investments.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not recognized any revenue and have incurred significant losses in each period and on an aggregate basis. We have not yet commercialized any drug candidates, and we do not expect to generate revenue from sales of any drug candidates or from other sources for several years, if at all. As of December 31, 2024, we had $184.6 million in cash, cash equivalents and investments, and we had an accumulated deficit of $197.0 million. We have funded our operations primarily with proceeds from the sales of shares of our convertible preferred stock, the issuance of convertible notes, and our IPO and concurrent private placement. Upon the closing of our IPO on November 17, 2022, only common stock remained issued and outstanding. On December 1, 2023, we filed the Registration Statement with the SEC and simultaneously entered into a sales agreement with Cowen and Company, LLC, to provide for the issuance and sale of up to $100.0 million of common stock from time to time in “at-the-market” offerings under the Registration Statement and related prospectus. On April 8, 2024, we entered into the PIPE Purchase Agreement for a private placement with certain institutional and accredited investors. Pursuant to the PIPE Purchase Agreement, we agreed to issue and sell to the PIPE investors an aggregate of (i) 8,235,000 shares of our common stock at a purchase price of $8.50 per share, and (ii) Pre-Funded Warrants to purchase up to an aggregate of 7,060,000 shares of our common stock at a purchase price of $8.499 per Pre-Funded Warrant, which represents the per share purchase price of our common stock less the $0.001 per share exercise price for each Pre-Funded Warrant. The Pre-Funded Warrants are exercisable at any time after the date of issuance and do not expire. The April 2024 Private Placement closed on April 11, 2024, for aggregate net proceeds of $123.8 million, after deducting fees and expenses of $6.2 million. We believe that our existing cash, cash equivalents and investments of $184.6 million as of December 31, 2024, will enable us to fund our operating expenses and capital expenditure requirements into 2027.

Cash Flows

The following table summarizes our cash flows for each of the periods presented (in thousands):

	Year Ended December 31,
	2024	2023
Net cash used in operating activities	$(65,669)	$(42,641)
Net cash (used in) provided by investing activities	(51,771)	50,717
Net cash provided by (used in) financing activities	121,027	(1,554)
Net increase in cash, cash equivalents and restricted cash	$3,587	$6,522

Net Cash Used in Operating Activities

Net cash used in operating activities was $65.7 million for the year ended December 31, 2024, compared to net cash used in operating activities of $42.6 million for the year ended December 31, 2023. The increase in net cash used in operating activities of $23.1 million was primarily driven by an increase in net loss of $20.2 million, partially offset by a $2.7 million increase in non-cash stock-based compensation expense.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities was $51.8 million for the year ended December 31, 2024, resulting from purchases of investments of $202.9 million and purchases of property and equipment of $2.8 million, offset by $153.9 million in proceeds from maturities of investments.

Net cash provided by investing activities was $50.7 million for the year ended December 31, 2023, resulting from $108.5 million in proceeds from maturities of investments, offset by purchases of investments of $56.5 million and purchases of property and equipment of $1.3 million.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $121.0 million for the year ended December 31, 2024, resulting from $130.0 million in proceeds from the April 2024 Private Placement and $0.1 million in proceeds from the exercise of stock options, offset by $6.5 million of payments of offering costs and $2.5 million of payments for tax withholdings related to the vesting of restricted stock units.

Net cash used in financing activities was $1.5 million for the year ended December 31, 2023, resulting from $1.3 million of payments for tax withholdings related to the vesting of restricted stock units and $1.0 million of payments of offering costs, offset by $0.8 million in proceeds from the exercise of stock options.

Funding Requirements

As of December 31, 2024, our cash, cash equivalents and investments were $184.6 million. We believe that our existing cash, cash equivalents and investments as of December 31, 2024, will enable us to fund our operating expenses and capital expenditure requirements into 2027. We have based this estimate on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we expect.

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

Contractual Obligations

Leases

We lease laboratory and office space in Watertown, Massachusetts. This lease is classified as an operating lease, and will expire in April 2028, with an option to extend the term for an additional five years at then-market rental rates. Additionally, we also lease laboratory and office space in Lund, Sweden, which is classified as an operating lease. The term of the lease commenced in December 2023, has an initial term of three years, and will automatically renew for an additional term of three years unless we provide written notice of termination nine months prior to the termination date. In addition, we entered into an operating lease agreement in July 2024 for additional office and laboratory space adjacent to its existing leased space located in Lund, Sweden. The term of the lease commenced in September 2024. The lease has an initial term of three years and will automatically renew for an additional term of three years unless we provide written notice of termination nine months prior to the termination date. Future minimum commitments under these leases are $4.2 million as of December 31, 2024. Of the $4.2 million, $1.2 million is due in 12 months or less. See Note 7 in our consolidated financial statements appearing at the end of this Annual Report for more information on our lease obligations.

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

Companion Diagnostic Agreement

We may incur contingent milestone payments that we are required to make under our companion diagnostic agreement with Akoya pursuant to which we agreed to co-develop, validate, and commercialize our proprietary ACR-368 OncoSignature test. We are obligated to pay Akoya up to an aggregate of $20.3 million upon the achievement of specified development and pre-commercialization milestones. Due to the uncertainty of the achievement and timing of the events requiring payment under our companion diagnostic agreement with Akoya, the amounts to be paid by us and when are not determinable at this time. As of March 27, 2025, development and pre-commercialization milestones totaling $17.1 million have been paid to Akoya under the agreement. For additional information, see the section titled “Business—Licensing and Collaborations.”

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

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in Note 2 in our consolidated financial statements appearing elsewhere in this Annual Report, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

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

Recent Accounting Pronouncements

A description of recently adopted and recently issued but not yet adopted accounting pronouncements that may potentially impact our financial position, results of operations and cash flows is disclosed in Note 2 to our consolidated financial statements appearing at the end of this Annual Report.

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

If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Under SEC rules and regulations, because we are considered to be a “smaller reporting company,” we are not required to provide the information required by this item in this report.

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements, together with the reports of our independent registered public accounting firms, appear beginning on page F-1 of this Annual Report for the years ended December 31, 2024 and 2023.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended) as of December 31, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2024, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures included in such controls may deteriorate. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2024, our internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our registered public accounting firm due to an exemption provided by the JOBS Act for “emerging growth companies.”

Changes in Internal Control Over Financial Reporting

Management determined that, as of December 31, 2024, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) that occurred during the year then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Rule 10b5-1 Trading Plans

During the three months ended December 31, 2024, none of our directors or Section 16 reporting officers entered into, modified or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408 of the SEC's Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information relating to our board of directors is found in the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of the Company’s fiscal year ended December 31, 2024 (the “Proxy Statement”), under “Proposal No. 1: Election of Class III Directors” and is incorporated herein by reference.

Information relating to our executive officers is found in the Proxy Statement under “Executive Officers” and is incorporated herein by reference.

Information relating to our insider trading procedure and processes is found in the Proxy Statement under "Corporate Governance and Our Board of Directors—Other Governance Matters—Insider Trading Policy" and is incorporated herein by reference.

Information relating to our code of ethics is found in the Proxy Statement under "Corporate Governance and Our Board of Directors—Other Governance Matters—Code of Business Conduct and Ethics" and is incorporated herein by reference.

Information about our audit committee is found in the Proxy Statement under “Corporate Governance and Our Board of Directors—Board Committees—Audit Committee” and is incorporated herein by reference.

Information about our compliance with Section 16(a) is found in the Proxy Statement under "Corporate Governance and Our Board of Directors—Delinquent Section 16(a) Reports" and is incorporated herein by reference.

Item 11. Executive Compensation.

Information on executive compensation, director compensation and compensation committee matters is found in the Proxy Statement under “Corporate Governance and Our Board of Directors—Board Committees,” “Director Compensation,” “Executive Compensation” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding security ownership of certain beneficial owners and management and securities authorized for issuance under our equity compensation plans and arrangements is found in the Proxy Statement under “Ownership of Our Common Stock” and “Equity Compensation Plan Information” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information regarding transactions with related persons and director independence is found in the Proxy Statement under “Proposal No. 1: Election of Class III Directors—Nominees and Continuing Directors,” “Corporate Governance and Our Board of Directors,” and “Certain Relationships And Related Person Transactions” and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information related to the fees and services of our principal independent accountants, PricewaterhouseCoopers LLP, is found in the Proxy Statement under "Proposal No. 2. Ratification of Appointment of the Independent Registered Public Accounting Firm" and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1)
For a list of the financial statements included herein, see Index to the Consolidated Financial Statements on page F-1 of this Annual Report, incorporated into this Item by reference.
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

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-41551) filed with the SEC on November 17, 2022).
4.1*	Description of registrant’s securities.
4.2	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-41551) filed with the SEC on April 9, 2024).
4.3

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

10.13+

Amended and Restated Executive Employment Agreement, dated May 30, 2023, by and between the Registrant and Kristina Masson (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K (File No. 001-41551) filed with the SEC on March 28, 2024).

10.14†

First Amendment to OncoSignature Companion Diagnostic Agreement, by and between the Registrant and Akoya Biosciences, Inc., dated December 21, 2022 (incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K (File No. 001-41551) filed with the SEC on March 28, 2023).

10.15†

Second Amendment to OncoSignature Companion Diagnostic Agreement, by and between Acrivon Therapeutics, Inc. and Akoya Biosciences, Inc., dated June 19, 2023 (incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K (File No. 001-41551) filed with the SEC on March 28, 2024).

10.16†

Third Amendment to OncoSignature Companion Diagnostic Agreement, by and between the Registrant and Akoya Biosciences, Inc., dated December 4, 2023 (incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K (File No. 001-41551) filed with the SEC on March 28, 2024).

10.17†

Fourth Amendment to OncoSignature Companion Diagnostic Agreement, by and between the Registrant and Akoya Biosciences, Inc., dated October 25, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-41551) filed with the SEC on November 13, 2024).

10.18

Form of Securities Purchase Agreement, dated April 8, 2024, by and among Acrivon Therapeutics, Inc. and each of the purchasers as party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41551) filed with the SEC on April 9, 2024).

10.19	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-41551) filed with the SEC on April 9, 2024).
10.20

Form of Letter Agreement, dated April 8, 2024, by and among Acrivon Therapeutics, Inc. and each of the persons party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-41551) filed with the SEC on April 9, 2024).

10.21

Form of Letter Agreement, dated April 8, 2024, by and among Acrivon Therapeutics, Inc. and each of the persons party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-41551) filed with the SEC on April 9, 2024).

10.22+

Amended Offer Letter, by and between the Registrant and Adam Levy (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41551) filed with the SEC on March 14, 2025).

19.1*	Insider Trading Policy
21.1*	List of Subsidiaries
23.1*	Consent of PricewaterhouseCoopers LLP, independent registered accounting firm
24.1	Power of Attorney (included on signature page)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Policy on Recoupment of Incentive Compensation (incorporated by reference to Exhibit 97.1 of the Company’s Annual Report on Form 10-K (File No. 001-41551) filed with the SEC on March 28, 2024).
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

+ Indicates management contract or compensatory plan or arrangement.

† Certain confidential information contained in this exhibit, indicated by asterisks, has been omitted pursuant to Item 601(b)(10)(iv) or Item 601(a)(5), as applicable, of Regulation S-K.

** The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Annual Report and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in such filing.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Acrivon Therapeutics, Inc.

Date: March 27, 2025	By:	/s/ Peter Blume-Jensen
Peter Blume-Jensen, M.D., Ph.D.
Chief Executive Officer and President

Date: March 27, 2025	By:	/s/ Rasmus Holm-Jorgensen
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

Signature	Title	Date

/s/ Peter Blume-Jensen	Chief Executive Officer, President and Chairman of the Board	March 27, 2025
Peter Blume-Jensen, M.D., Ph.D.	(Principal Executive Officer)

/s/ Rasmus Holm-Jorgensen	Chief Financial Officer	March 27, 2025
Rasmus Holm-Jorgensen	(Principal Financial Officer)

/s/ Katharine Peterson	Chief Accounting Officer	March 27, 2025
Katharine Peterson	(Principal Accounting Officer)

/s/ Derek DiRocco	Director	March 27, 2025
Derek DiRocco, Ph.D.

/s/ Kristina Masson	Executive Vice President, Business Operations, Director	March 27, 2025
Kristina Masson, Ph.D., M.B.A.

/s/ Sharon Shacham	Director	March 27, 2025
Sharon Shacham, Ph.D., M.B.A.

/s/ Michael Tomsicek	Director	March 27, 2025
Michael Tomsicek, M.B.A.

/s/ Charles Baum	Director	March 27, 2025
Charles Baum, M.D., Ph.D.

/s/ Ivana Magovcevic-Liebisch	Director	March 27, 2025
Ivana Magovcevic-Liebisch, Ph.D., J.D.

/s/ Santhosh Palani	Director	March 27, 2025
Santhosh Palani, Ph.D., C. F.A.

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements for the Years Ended December 31, 2024 and 2023:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Acrivon Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Acrivon Therapeutics, Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

March 27, 2025

We have served as the Company's auditor since 2022.

ACRIVON THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$39,818	$36,015
Short-term investments	139,662	91,443
Prepaid expenses and other current assets	2,149	2,234
Total current assets	181,629	129,692
Property and equipment, net	4,471	3,479
Operating lease right-of-use assets	3,554	4,429
Long-term investments	5,089	—
Restricted cash	198	414
Other assets	1,647	251
Total assets	$196,588	$138,265
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$758	$5,048
Accrued expenses and other current liabilities	15,399	7,378
Operating lease liabilities, current	1,057	877
Total current liabilities	17,214	13,303
Operating lease liabilities, long-term	2,588	3,767
Total liabilities	19,802	17,070
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of December 31, 2024 and 2023; no shares issued and outstanding as of December 31, 2024 and 2023	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized as of December 31, 2024 and 2023; 31,231,264 and 22,522,644 shares issued and outstanding as of December 31, 2024 and 2023, respectively	31	23
Additional paid-in capital	373,284	237,675
Accumulated other comprehensive income (loss)	447	(83)
Accumulated deficit	(196,976)	(116,420)
Total stockholders’ equity	176,786	121,195
Total liabilities and stockholders’ equity	$196,588	$138,265

The accompanying notes are an integral part of these consolidated financial statements.

ACRIVON THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023
Operating expenses:
Research and development	$63,992	$46,024
General and administrative	25,207	21,079
Total operating expenses	89,199	67,103
Loss from operations	(89,199)	(67,103)
Other income (expense), net:
Interest income	9,201	7,037
Other expense, net	(558)	(322)
Total other income, net	8,643	6,715
Net loss	$(80,556)	$(60,388)
Net loss per share—basic and diluted	$(2.38)	$(2.74)
Weighted-average common stock outstanding—basic and diluted	33,791,817	22,078,190
Comprehensive loss:
Net loss	$(80,556)	$(60,388)
Other comprehensive income:
Unrealized gain on available-for-sale investments, net of tax	530	12
Comprehensive loss	$(80,026)	$(60,376)

The accompanying notes are an integral part of these consolidated financial statements.

ACRIVON THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2022	21,920,402	$22	$226,580	$(95)	$(56,032)	$170,475
Exercise of common stock options	292,444	—	775	—	—	775
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for tax	309,798	1	(1,298)	—	—	(1,297)
Stock-based compensation expense	—	—	11,618	—	—	11,618
Unrealized gain on available-for-sale investments, net of tax	—	—	—	12	—	12
Net loss	—	—	—	—	(60,388)	(60,388)
Balance at December 31, 2023	22,522,644	$23	$237,675	$(83)	$(116,420)	$121,195
Issuance of common stock in private placement, net of issuance costs of $3,360	8,235,000	8	66,629	—	—	66,637
Issuance of pre-funded warrants in private placement, net of issuance costs of $2,881	—	—	57,122	—	—	57,122
Exercise of common stock options	30,875	—	90	—	—	90
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for tax	442,745	—	(2,520)	—	—	(2,520)
Stock-based compensation expense	—	—	14,288	—	—	14,288
Unrealized gain on available-for-sale investments, net of tax	—	—	—	530	—	530
Net loss	—	—	—	—	(80,556)	(80,556)
Balance at December 31, 2024	31,231,264	$31	$373,284	$447	$(196,976)	$176,786

The accompanying notes are an integral part of these consolidated financial statements.

ACRIVON THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(80,556)	$(60,388)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,006	536
Stock-based compensation expense	14,288	11,618
Non-cash operating lease expense	932	778
Net amortization of premiums and accretion of discounts on investments	(3,777)	(3,323)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	237	2,110
Accounts payable	(3,586)	3,609
Accrued expenses and other liabilities	8,021	3,173
Operating lease liabilities	(1,055)	(754)
Other assets	(1,179)	—
Net cash used in operating activities	(65,669)	(42,641)
Cash flows from investing activities:
Purchases of investments	(202,926)	(56,528)
Proceeds from maturities of investments	153,923	108,533
Purchases of property and equipment	(2,768)	(1,288)
Net cash (used in) provided by investing activities	(51,771)	50,717
Cash flows from financing activities:
Proceeds from issuance of common stock in private placement	69,997	—
Proceeds from issuance of pre-funded warrants in private placement	60,003	—
Proceeds from exercise of stock options	90	775
Payments of offering costs	(6,543)	(1,032)
Payments of tax withholdings related to vesting of restricted stock units	(2,520)	(1,297)
Net cash provided by (used in) financing activities	121,027	(1,554)
Net increase in cash, cash equivalents, and restricted cash	3,587	6,522
Cash, cash equivalents and restricted cash at beginning of period	36,429	29,907
Cash, cash equivalents and restricted cash at end of period	$40,016	$36,429
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable	$17	$635
Right-of-use assets obtained in exchange for operating lease liability	$56	$437
Deferred offering costs in accounts payable	$—	$85
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$39,818	$36,015
Restricted cash	198	414
Total cash, cash equivalents, and restricted cash	$40,016	$36,429

The accompanying notes are an integral part of these consolidated financial statements.

ACRIVON THERAPEUTICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business

Acrivon Therapeutics, Inc., (the “Company”) is a clinical stage biopharmaceutical company discovering and developing precision oncology medicines for patients whose tumors are predicted to be sensitive to each specific medicine by utilizing its proprietary Generative Phosphoproteomics platform, Acrivon Predictive Precision Proteomics (“AP3”). Acrivon is currently advancing its lead candidate, ACR-368, (also known as prexasertib), a selective small molecule inhibitor targeting CHK1 and CHK2 in a potentially registrational Phase 2 trial focusing on endometrial cancer. The Company has received Fast Track designation from the U.S. Food and Drug Administration (“FDA”) for the investigation of ACR-368 as monotherapy based on OncoSignature-predicted sensitivity in patients with endometrial or platinum-resistant ovarian cancer. Acrivon’s ACR-368 OncoSignature test, which has not yet obtained regulatory approval, has been extensively evaluated in preclinical studies, including in two separate, blinded, prospectively-designed studies on pretreatment tumor biopsies collected from past third-party Phase 2 trials in patients with ovarian cancer treated with ACR-368. The FDA has granted Breakthrough Device designation for the ACR-368 OncoSignature assay for the identification of endometrial cancer patients or ovarian cancer patients who may benefit from ACR-368 treatment. In September 2024, the Company reported positive clinical data at the European Society of Medical Oncology conference from the ongoing registrational intent, multicenter Phase 2 trial of ACR-368 in patients with locally advanced or metastatic, recurrent endometrial cancer who had progressed on prior anti-PD-1 therapy, unless ineligible. Endometrial cancer had not been previously studied in prior ACR-368 trials sponsored by Eli Lilly and Company (“Lilly”). Using AP3 for indication screening, this tumor type was predicted to be particularly sensitive to ACR-368 prior to the current ongoing Phase 2 study.

In addition to ACR-368, Acrivon is also leveraging its proprietary AP3 precision medicine platform for developing its co-crystallography-driven, internally-discovered pipeline programs. These include ACR-2316, the Company's second clinical stage asset, a novel, selective WEE1/PKMYT1 inhibitor designed using AP3 for superior single-agent activity through strong activation of not only CDK1 and CDK2 but also of PLK1 to drive pro-apoptotic cell death, as observed in preclinical studies against benchmark inhibitors. In addition, the Company has a preclinical cell cycle program with an undisclosed target. In September 2024, the Company announced that the FDA had granted Investigational New Drug (“IND”) clearance for ACR-2316 and that initial clinical sites had been activated ahead of timelines. In October 2024, the Company announced that the first patient had been dosed in the Phase 1 clinical trial designed to assess the safety and tolerability of ACR-2316. Additional objectives of this trial include the determination of the maximal tolerated dose and recommended Phase 2 monotherapy dose, characterization of the pharmacokinetic profile, and preliminary evaluation of anti-tumor activity.

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

The Company has incurred recurring losses since its inception, including net losses of $80.6 million and $60.4 million for the years ended December 31, 2024, and 2023, respectively. As of December 31, 2024 and 2023 the Company had an accumulated deficit of $197.0 million and $116.4 million, respectively. To date the Company has not generated any revenues and expects to continue generating operating losses for the foreseeable future as it continues to expand its research and development efforts.

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

The Company expects that its existing cash, cash equivalents and investments of $184.6 million as of December 31, 2024, will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the date these consolidated financial statements were issued.

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

ATM Program

On December 1, 2023, the Company filed a registration statement on Form S-3 (the “Registration Statement”) with the U.S. Securities and Exchange Commission (the “SEC”), which was declared effective on December 15, 2023, which registered the offering, issuance, and sale of up to a maximum aggregate offering price of $300.0 million of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. The Company simultaneously entered into a sales agreement with Cowen and Company, LLC, as sales agent, to provide for the issuance and sale by the Company of up to $100.0 million of common stock from time to time in “at-the-market” offerings under the Registration Statement and related prospectus (“ATM Program”). As of December 31, 2024, no sales had been made pursuant to the ATM Program.

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

Segment Information

The Company has one reportable segment focused on the research and development of precision oncology therapies and manages its operations on a consolidated basis for the purpose of allocating resources. The Company’s chief operating decision maker is its chief executive officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance, and allocating resources. As of December 31, 2024, $4.9 million and $3.1 million of the Company’s long-lived assets are held in the United States and in Sweden, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of 90 days or less at acquisition to be cash equivalents. Cash and cash equivalents include standard checking accounts and amounts held in money market funds. Money market funds include amounts held in a cash sweep account. Periodically, the Company maintains deposits in accredited financial institutions in excess of federally insured limits.

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

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs in the accompanying consolidated balance sheets within other assets until such financings are consummated. After consummation of an equity financing, these costs are recorded as a reduction of the proceeds from the offering in stockholders’ equity as a reduction of additional paid-in capital generated as a result of the offering. Should the Company choose to not initiate such financing, the deferred offering costs would be immediately expensed as operating expenses.

Deferred offering costs associated with the ATM Program are reclassified to additional paid-in-capital on a pro-rata basis when the Company completes offerings under the ATM Program. Any remaining deferred offering costs will be expensed to the consolidated statements of operations and comprehensive loss should the planned offering be abandoned. As of December 31, 2024, $0.5 million of such deferred offering costs are capitalized.

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

The Company is dependent on third-party contract research organizations (“CROs”) and contract manufacturing organizations to supply certain intellectual property and services for research activities in its drug candidates. In particular, the Company relies and expects to continue to rely on a small number of these organizations to supply it with its requirements for key raw materials related to these programs. These drug candidates could be adversely affected by a significant interruption in the supply of key raw materials. Additionally, the Company relies on a single companion diagnostic collaborator to perform ACR-368 OncoSignature tests in the Company’s clinical trials (see Note 13).

Comprehensive Loss

Comprehensive loss is defined as a change in equity of a business enterprise during a period resulting from transactions from non-owner sources. Comprehensive loss includes net loss and certain changes in stockholders' equity that are excluded from net loss. The Company had a net change in available-for-sale securities during the years ended December 31, 2024 and 2023, which met the criteria as other comprehensive income and, therefore, the Company’s comprehensive loss includes unrealized gains on those available-for-sale securities.

Investments

The Company classifies all investments with an original maturity of greater than three months and less than one year upon purchase as short-term investments. The Company classifies all investments with an original maturity of greater than one year upon purchase as long-term investments. The Company's investments are classified as available-for-sale securities when investments are available to fund operations, even if the Company intends to hold the investments to maturity. As of December 31, 2024 and 2023, all investments have been classified as available-for-sale securities. Available-for-sale securities are recorded at fair value based upon market prices at period end, with the unrealized gains and losses reported in other comprehensive income (loss). The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income in the consolidated statements of operations and comprehensive loss. Realized gains and losses and declines in value due to credit-related factors on available-for-sale securities are included in other expense, net in the consolidated statements of operations and comprehensive loss. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale is included in interest income in the consolidated statements of operations and comprehensive loss.

At each balance sheet date, the Company assesses available-for-sale debt securities in an unrealized loss position to determine whether the unrealized loss or any potential credit losses should be recognized in the consolidated statements of operations and comprehensive loss. The Company evaluates whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. The Company also evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the severity of the impairment, any changes in interest rates, changes to the underlying credit ratings and forecasted recovery, among other factors. The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in other expense, net. There have been no impairment or credit losses recognized during any of the periods presented.

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

Property and Equipment, net

Property and equipment are stated at cost, less accumulated depreciation. Costs for capital assets not yet placed in service are capitalized as construction in progress and depreciated once placed in service. Costs of major additions and betterments are capitalized. Maintenance and repairs which do not improve or extend the life of the respective assets are charged to expense as incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from five to seven years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the related asset. The Company's leasehold improvements as of December 31, 2024 and 2023 were immaterial. When an item is sold or retired, the costs and related accumulated depreciation are eliminated, and the resulting gain or loss, if any, is credited or charged to the consolidated statements of operations and comprehensive loss. Property and equipment to be disposed of are carried at fair value less costs to sell. The estimated useful lives of the Company’s property and equipment are as follows:

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

The Company tests long-lived assets to be held and used, including property and equipment and operating lease right-of-use (“ROU”) assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of assets or asset groups may not be fully recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their fair values. The Company has not recognized any impairment losses during the years ended December 31, 2024 and 2023.

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

Contingent consideration in asset acquisitions is measured and recognized when payment becomes probable and reasonably estimable. Subsequent changes in the accrued amount of contingent consideration are measured and recognized at the end of each reporting period and upon settlement as an adjustment to the cost basis of the acquired asset or group of assets, or, if related to IPR&D with no alternative future use, charged to expense. The Company did not recognize any IPR&D expense for the years ended December 31, 2024 and 2023.

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

Foreign Currency Transactions

The functional currency for the Company’s wholly-owned foreign subsidiary, Acrivon AB, is the United States dollar. All foreign currency transaction gains and losses are recognized in the consolidated statements of operations and comprehensive loss through other expense, net. The Company recognized a net foreign currency transaction loss of $0.1 million during the year ended December 31, 2024 and a net foreign currency transaction gain of $0.1 million during the year ended December 31, 2023, which are primarily related to unrealized and realized foreign currency gains and losses as a result of transactions entered into by Acrivon AB in currencies other than the United States dollar.

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

Stock-Based Compensation

The Company accounts for all stock-based payment awards granted to employees and non-employees as stock-based compensation expense at fair value, based on the date of the grant, and recognizes compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award. The Company’s stock-based payments include stock options and grants of common stock. The measurement date for employee awards is the date of grant, and stock-based compensation costs are recognized as expense over the employees’ requisite service period, which is the vesting period, on a straight-line basis. The Company adopted ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU No. 2018-07”) prior to the issuance of any stock option grants. The measurement date for non-employee awards is the date of grant, and stock-based compensation costs for non-employees are recognized as expense over the vesting period on a straight-line basis. The Company accounts for forfeitures as they occur. Stock-based compensation expense is classified in the accompanying consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified or in which the award recipients service payments are classified.

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

Pre-Funded Warrants

Warrants are accounted for based on the specific terms of the warrant agreements. The Company's pre-funded warrants are indexed to the Company's common stock and meet the criteria to be classified as equity. Proceeds from the issuance of pre-funded warrants are recorded within additional paid-in capital and are not subject to remeasurement. Refer to Note 8 and Note 11 for further information regarding pre-funded warrants issued by the Company.

Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period and, if dilutive, the weighted-average number of potential shares of common stock. Net loss per share attributable to common stockholders is calculated using the two-class method, which is an earnings allocation formula that determines net loss per share for the holders of the Company’s common shares and participating securities. Net loss attributable to common stockholders is allocated to each share on an as-converted basis as if all of the earnings for the period had been distributed. The participating securities did not include a contractual obligation to share in losses of the Company and are not included in the calculation of net loss per share in the periods in which a net loss is recorded.

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

Issued and unexercised pre-funded warrants are classified as a component of permanent equity in the Company's consolidated balance sheet as they are freestanding financial instruments that are immediately exercisable, do not embody an obligation for the Company to repurchase its own shares and permit the holders to receive a fixed number of shares of common stock upon exercise. All shares underlying pre-funded warrants are included in the weighted-average number of shares of common stock used to calculate basic and diluted net loss per common share because the shares may be issued for little or no consideration, are fully vested and are exercisable after the original issuance date of the pre-funded warrants.

Common stock equivalent shares are excluded from the computation of diluted net loss per share if their effect is antidilutive. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders since dilutive common shares are not assumed to have been issued if their effect is antidilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2024 and 2023.

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

The Company accounts for uncertain tax positions recognized in the consolidated financial statements by prescribing a “more likely than not” threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. There are no unrecognized tax benefits included in the Company’s consolidated balance sheets as of December 31, 2024 and 2023. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. The Company has not recognized interest or penalties in its consolidated statements of operations and comprehensive loss since inception.

Recently Adopted Accounting Pronouncements

ASU 2023-07, Segment Reporting (Topic 280)

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses on an interim and annual basis. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. The ASU is effective for annual periods beginning after December 15, 2023 and for interim periods within fiscal years beginning after December 15, 2024. The Company adopted this accounting standard as of January 1, 2024, with no material impact on its consolidated financial statements and related disclosures.

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

3. Investments

The following tables summarize the amortized cost and estimated fair value of the Company's available-for-sale investments as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. Treasury securities	$129,294	$436	$—	$129,730
U.S. government-sponsored enterprise securities	9,926	6	—	9,932
Long-term investments:
U.S. Treasury securities	5,084	5	—	5,089
	$144,304	$447	$—	$144,751

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. Treasury securities	$41,470	$22	$(19)	$41,473
U.S. government-sponsored enterprise securities	50,056	—	(86)	49,970
	$91,526	$22	$(105)	$91,443

Certain short-term debt securities with original maturities of less than 90 days are included in cash and cash equivalents on the consolidated balance sheets and are not included in the tables above. As of December 31, 2024 and 2023, all short-term investments had contractual maturities within one year. As of December 31, 2024, all long-term investments had contractual maturities between one to two years.

There were no available-for-sale securities held by the Company in an unrealized loss position as of December 31, 2024. As such, the Company does not consider these investments to be impaired and there are no allowances for credit losses as of December 31, 2024.

4. Fair Value Measurement

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy to determine such fair value as of December 31, 2024 and 2023 (in thousands):

		Fair Value Measurements at December 31, 2024:
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$38,442	$38,442	$—	$—
Short-term investments:
U.S. Treasury securities	129,730	129,730	—	—
U.S. government-sponsored enterprise securities	9,932	—	9,932	—
Long-term investments:
U.S. Treasury securities	5,089	5,089	—	—
Total assets	$183,193	$173,261	$9,932	$—

		Fair Value Measurements at December 31, 2023:
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$31,191	$31,191	$—	$—
Short-term investments:
U.S. Treasury securities	41,473	41,473	—	—
U.S. government-sponsored enterprise securities	49,970	—	49,970	—
Total assets	$122,634	$72,664	$49,970	$—

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

During the years ended December 31, 2024 and 2023, there were no transfers between levels. The Company uses the carrying amounts of its restricted cash, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities to approximate their fair values due to the short-term nature of these amounts.

5. Property and Equipment, net

Property and equipment, net consisted of the following as of December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Laboratory and computer equipment	$6,175	$2,955
Furniture and fixtures	200	172
Construction in progress	58	1,308
Total property and equipment	6,433	4,435
Less: accumulated depreciation	(1,962)	(956)
Total property and equipment, net	$4,471	$3,479

Depreciation expense related to property and equipment for the years ended December 31, 2024 and 2023 was $1.0 million and $0.5 million, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Accrued research and development expenses	$9,246	$2,661
Accrued compensation and benefits	5,456	3,860
Accrued legal, accounting and other professional fees	458	667
Accrued other	239	190
Total accrued expenses and other current liabilities	$15,399	$7,378

7. Leases

In December 2020, the Company entered into a lease agreement for laboratory and office space located at 480 Arsenal Way, Watertown, Massachusetts (the “Arsenal Way Lease”). The lease commenced in April 2021, with a term of seven years and an option to extend the term for an additional five years at then-market rental rates. The Company delivered a letter of credit of $0.3 million to the landlord, which was subsequently reduced to $0.2 million in August 2024 in accordance with the lease, which is included in restricted cash in the accompanying consolidated balance sheets. Under the terms of the lease, the base rent is $1.0 million, subject to a 3% annual rent increase, plus an allocation of operating expenses and taxes.

In August 2023, the Company entered into an operating lease agreement, denominated in Swedish Krona, for office and laboratory space located in Lund, Sweden. The term of the lease commenced in December 2023. The lease has an initial term of three years and will automatically renew for an additional term of three years unless the Company provides written notice of termination nine months prior to the termination date.

In July 2024, the Company entered into an operating lease agreement, denominated in Swedish Krona, for additional office and laboratory space adjacent to its existing leased space located in Lund, Sweden. The term of the lease commenced in September 2024. The lease has an initial term of three years and will automatically renew for an additional term of three years unless the Company provides written notice of termination nine months prior to the termination date.

The following table summarizes the presentation of the Company’s operating leases on its consolidated balance sheets as of December 31, 2024 and 2023 (in thousands):

Leases	Balance sheet classification	December 31, 2024	December 31, 2023
Assets:
Operating lease assets	Operating lease right-of-use assets	$3,554	$4,429
Total lease assets		$3,554	$4,429
Liabilities:
Current:
Operating lease liabilities	Operating lease liability, current	$1,057	$877
Noncurrent:
Operating lease liabilities	Operating lease liability, long-term	2,588	3,767
Total lease liabilities		$3,645	$4,644

The components of lease cost under ASC 842 included within research and development expenses and general and administrative expenses in the Company’s consolidated statements of operations and comprehensive loss for the years ended December 31, 2024 and 2023 were as follows (in thousands):

	For the Year Ended December 31,
Lease cost	2024	2023
Operating lease cost	$1,276	$1,140
Variable lease cost	645	492
Sublease income	—	(134)
Total lease cost	$1,921	$1,498

As of December 31, 2024 and 2023, the weighted-average remaining lease term for operating leases was 3.2 years and 4.2 years, respectively, and the weighted-average discount rate was 8.26% and 8.30%, respectively. Cash paid for amounts included in the measurement of lease liabilities was $1.4 million and $1.1 million for the years ended December 31, 2024 and 2023, respectively.

Future minimum annual lease commitments under the Company’s non-cancelable operating leases as of December 31, 2024 were as follows (in thousands):

Year ended December 31,	Amount
2025	$1,227
2026	1,311
2027	1,208
2028	404
2029	—
Total lease payments	4,150
Less: interest	(505)
Present value of operating lease liabilities	$3,645

8. Stockholders' Equity

In October 2022, the Board of Directors (“Board”) approved the amended and restated certificate of incorporation, which was filed upon the closing of the IPO and which authorized the Company to issue up to 10,000,000 shares of preferred stock, with a par value of $0.001. There are no shares of preferred stock issued or outstanding as of December 31, 2024.

As of December 31, 2024 and 2023, the Company’s Amended and Restated Certificate of Incorporation authorized the Company to issue 500,000,000 shares of common stock with a par value of $0.001. The voting, dividend and liquidation rights of the holders of the Company’s common stock are subject to and qualified by the rights, powers and preferences of the holders of preferred stock.

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

The holders of Pre-Funded Warrants may not exercise a Pre-Funded Warrant if the holder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise. The holders of Pre-Funded Warrants may increase or decrease such percentage by providing at least 61 days’ prior notice to the Company, but not in excess of 19.99% in the case of an increase. The Pre-Funded Warrants are indexed to the Company's common stock and were classified as a component of permanent equity in the Company's consolidated balance sheet as they are freestanding financial instruments that are immediately exercisable, do not embody an obligation for the Company to repurchase its own shares and permit the holders to receive a fixed number of shares of common stock upon exercise. The April 2024 Private Placement closed on April 11, 2024, for aggregate net proceeds of $123.8 million, after deducting fees and expenses of $6.2 million. As of December 31, 2024, no Pre-Funded Warrants were exercised.

Common Stock

As of December 31, 2024 and 2023, the Company had reserved the following shares of common stock for the potential exercise of stock options, potential exercise of pre-funded warrants, vesting of restricted stock units (“RSUs”), as well as the remaining shares available for issuance under the 2022 Equity Incentive Plan (the “2022 Plan”), the 2022 Employee Stock Purchase Plan (the “2022 ESPP”), and the 2023 Inducement Plan (the “Inducement Plan”):

	December 31,
	2024	2023
Options to purchase common stock	4,485,546	3,117,042
Pre-funded warrants to purchase common stock	7,060,000	—
Unvested restricted stock units	975,550	1,759,918
Remaining shares reserved for future issuance	2,401,347	2,107,745
Total	14,922,443	6,984,705

9. Stock-Based Compensation

Equity Incentive Plans

In October 2022, the Board adopted, and in November 2022 its stockholders approved, the 2022 Plan, which became effective immediately prior to and contingent upon the execution of the underwriting agreement related to the Company’s IPO. The 2022 Plan allows the Company to make equity-based and cash-based incentive awards to its officers, employees, directors, and consultants and provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, RSUs, and other stock-based awards. In addition, the number of shares reserved and available for issuance under the 2022 Plan shall automatically increase beginning on January 1, 2023 and each January 1 thereafter, by five percent of the aggregate number of shares of common stock of all classes issued and outstanding on the immediately preceding December 31 or such lesser number of shares of common stock as determined by the compensation committee. The shares of common stock underlying any awards under the 2022 Plan that are forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of stock, expire, or are otherwise terminated (other than by exercise) will be added back to the shares of common stock available for issuance under the 2022 Plan. As of December 31, 2024, there were 1,539,356 shares reserved for future issuance under the 2022 Plan.

In October 2022, the Board adopted, and in November 2022 its stockholders approved, the 2022 ESPP, which became effective immediately prior to and contingent upon the execution of the underwriting agreement related to the Company’s IPO. The number of shares of common stock that may be issued under the 2022 ESPP shall cumulatively increase beginning on January 1, 2023 and each January 1 thereafter through January 1, 2032, by one percent of the outstanding number of shares of common stock on the immediately preceding December 31 or such lesser number of shares as determined by the compensation committee. No shares of the Company's common stock have been issued and no stock-based compensation expense has been recognized related to the 2022 ESPP. As of December 31, 2024, there were 659,430 shares reserved for future issuance under the 2022 ESPP.

In June 2023, the Board adopted the Inducement Plan to facilitate the granting of equity awards as an inducement material to new employees joining the Company. The Inducement Plan is administered by the compensation committee of the Board. The only persons eligible to receive awards under the Inducement Plan are individuals who are new employees and satisfy the standards for inducement grants under Nasdaq Listing Rule 5635(c)(4) or 5635(c)(3), as applicable. The terms of the Inducement Plan are identical to the terms of the 2022 Plan, except that no incentive stock options shall be awarded under the Inducement Plan. As of December 31, 2024, there were 202,561 shares reserved for future issuance under the Inducement Plan.

Stock Options

The Company has granted stock options with service-based vesting conditions. Stock options typically vest over four years and have a maximum term of ten years. The Company typically grants stock options to employees and non-employees at exercise prices deemed by the Board to be equal to the fair value of the common stock at the time of grant.

The assumptions that the Company used in the Black-Scholes option-pricing model to determine the grant date fair value of stock options granted during the years ended December 31, 2024 and 2023 were as follows:

	December 31,
	2024	2023
Risk-free interest rate range	3.76% - 4.57%	3.40% - 4.84%
Dividend yield	0.00%	0.00%
Expected life of options (years)	5.5 - 6.1	5.8 - 6.1
Volatility rate range	81.06% - 89.65%	81.63% - 83.55%
Fair value of common stock range	$3.54 - $9.49	$3.89 - $20.50

The following table summarizes the Company’s stock option activity during the year ended December 31, 2024:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	3,117,042	$7.04	8.34	$3,409
Granted	1,489,758	5.86
Exercised	(30,875)	2.91
Forfeited or canceled	(90,379)	4.04
Outstanding as of December 31, 2024	4,485,546	$6.73	8.00	$5,646
Vested and expected to vest as of December 31, 2024	4,485,546	$6.73	8.00	$5,646
Vested and exercisable as of December 31, 2024	1,995,597	$6.15	7.22	$4,214

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the common stock as of the end of the reporting period. The aggregate intrinsic value of options exercised during the years ended December 31, 2024 and 2023 was $0.1 million and $2.1 million, respectively.

The weighted-average grant date fair value of the Company’s stock options granted during the years ended December 31, 2024 and 2023 was $4.25 and $7.59 per option, respectively. As of December 31, 2024, there was $11.4 million of unrecognized stock-based compensation expense related to stock option grants. The Company expects to recognize this amount over a weighted-average period of 2.3 years.

The total fair value of options vested during the years ended December 31, 2024 and 2023 was $4.1 million and $4.2 million, respectively.

RSUs

The Company has granted RSUs with service vesting based conditions. Unvested shares of restricted common stock may not be sold or transferred by the holder. They are legally issued and outstanding. These restrictions lapse according to the time-based vesting of each award.

The following table summarizes the Company’s RSU activity during the year ended December 31, 2024:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2023	1,759,918	$12.09
Vested	(784,143)	12.13
Forfeited	(225)	3.89
Unvested at December 31, 2024	975,550	$12.06

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

No RSUs were granted during the year ended December 31, 2024.The weighted-average grant date fair value of the Company’s RSUs granted during the year ended December 31, 2023 was $11.20 per RSU. As of December 31, 2024, there was $10.6 million of unrecognized stock-based compensation expense related to RSUs. The Company expects to recognize this amount over a weighted-average period of 1.3 years.

The total fair value of RSUs vested during the years ended December 31, 2024 and 2023 was $9.5 million and $7.1 million, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense included in the Company’s consolidated statements of operations and comprehensive loss for the years ended December 31, 2024 and 2023 is as follows (in thousands):

	Year Ended December 31,
	2024	2023
General and administrative	$11,206	$9,089
Research and development	3,082	2,529
Total stock-based compensation expense	$14,288	$11,618

10. Income Taxes

The effective income tax rate differed from the amount computed by applying the federal statutory rate to the Company’s loss before income taxes for the years ended December 31, 2024 and 2023 as follows:

	December 31,
	2024	2023
Tax effected at statutory rate	21.0%	21.0%
State taxes	7.2%	6.0%
Stock-based compensation	(1.0%)	(1.3%)
Executive compensation	(2.2%)	(1.7%)
Federal research and development credits	6.0%	4.4%
Change in valuation allowance	(31.1%)	(28.5%)
Total	(0.1%)	(0.1%)

The Company's total deferred tax assets consisted of the following as of December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Deferred Tax Assets
Net operating loss carryforward	$15,668	$9,395
R&D credit carryovers	9,991	3,985
Section 174 R&D amortization	25,763	13,819
Operating lease liabilities	904	1,134
Accrued expenses and other current liabilities	1,411	919
Capitalized licenses	3,259	3,482
Other	926	554
	57,922	33,288
Valuation allowance	(56,650)	(31,761)
Deferred tax asset	1,272	1,527
Deferred Tax Liabilities
Property and equipment	(408)	(457)
Operating lease right-of-use assets	(864)	(1,070)
Deferred tax liability	(1,272)	(1,527)
Net deferred tax asset	$—	$—

The Company has had no income tax expense due to operating losses incurred since inception. ASC 740, Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on this, the Company has provided a valuation allowance for the full amount of the net deferred tax assets as the realization of the deferred tax assets is not determined to be more likely than not. During 2024, the valuation allowance increased by $24.9 million primarily due to the increase in the Company's book loss reported in the period and the generation of additional research and development credits.

As of December 31, 2024, the Company had $55.0 million and $62.4 million of federal and state net operating loss carryforwards (“NOLs”), respectively. The federal NOLs are not subject to expiration and the state NOLs begin to expire in 2038. These loss carryforwards are available to reduce future federal and state taxable income, if any. As of December 31, 2024, the Company also has federal and state research and development tax credit carryforwards of approximately $7.9 million and $2.1 million, respectively, to offset future income taxes, which will begin to expire beginning in December 2026. These loss carryforwards are subject to review and possible adjustment by the appropriate taxing authorities. The amount of loss carryforwards that may be utilized in any future period may be limited based upon changes in the ownership of the Company's ultimate parent.

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

The Company follows the provisions of ASC 740-10, Accounting for Uncertainty in Income Taxes, which specifies how tax benefits for uncertain tax positions are to be recognized, measured, and recorded in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the consolidated balance sheets; and provides transition and interim period guidance, among other provisions. As of December 31, 2024 and 2023, the Company has not recorded tax reserves associated with any unrecognized tax benefits. The Company’s policy is to recognize interest and penalties accrued on any uncertain tax positions as a component of income tax expense, if any, in its consolidated statements of operations and comprehensive loss. As of December 31, 2024, and 2023, the Company had no reserves for uncertain tax positions. For the years ended December 31, 2024 and 2023, no estimated interest or penalties were recognized on uncertain tax positions.

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

The Company's federal and Massachusetts income tax returns for the years ended December 31, 2021 to December 31, 2024 remain open and are subject to examination by the Internal Revenue Service and state taxing authorities. In addition, the Company’s tax carryover attributes such as net operating losses or credits from earlier periods are also subject to examination.

11. Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders for the years ended December 31, 2024, and 2023 was calculated as follows (in thousands, except share and per share amounts):

	December 31,
	2024	2023
Numerator:
Net loss attributable to common stockholders—basic and diluted	$(80,556)	$(60,388)
Denominator:
Weighted-average common stock outstanding—basic and diluted	33,791,817	22,078,190
Net loss per share—basic and diluted	$(2.38)	$(2.74)

As described in Note 8, the Pre-Funded Warrants to purchase up to an aggregate of 7,060,000 shares of the Company’s common stock at a purchase price of $8.499 per Pre-Funded Warrant were classified as a component of permanent equity in the Company's consolidated balance sheet as they are freestanding financial instruments that are immediately exercisable, do not embody an obligation for the Company to repurchase its own shares and permit the holders to receive a fixed number of shares of common stock upon exercise. All of the shares underlying the Pre-Funded Warrants have been included in the weighted-average number of shares of common stock used to calculate basic and diluted net loss per common share for the year ended December 31, 2024, because the shares may be issued for little or no consideration, are fully vested, and are exercisable after the original issuance date of the Pre-Funded Warrants.

The Company’s potentially dilutive securities, which include stock options and RSUs, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The

Company excluded the following shares from the computation of diluted net loss per share attributable to common stockholders as of December 31, 2024 and 2023 because including them would have had an anti-dilutive effect:

	December 31,
	2024	2023
Options to purchase common stock	4,485,546	3,117,042
Unvested restricted stock units	975,550	1,759,918

12. Segment Information

The Company manages its operations as a single operating and reportable segment focused on the research and development of precision oncology therapies. The accounting policies of the single reportable segment are identical to those described in Note 2. The chief operating decision maker, who manages the Company’s operations on a consolidated basis, assesses performance for the reportable segment using consolidated net loss to monitor budget versus actual results and to determine how to effectively allocate the Company’s resources. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets.

The following table presents certain financial data including significant segment expenses for the Company’s reportable segment for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
ACR-368 direct research and development expenses	$34,135	$21,764
ACR-2316 direct research and development expenses[1]	3,384	—
Other drug discovery programs direct research and development expenses	4,037	6,982
Personnel related indirect research and development expenses	18,184	13,987
Facilities, supplies and other indirect research and development expenses	4,252	3,291
General and administrative expenses	25,207	21,079
Other segment items[2]	(8,643)	(6,715)
Net loss	$(80,556)	$(60,388)

1 ACR-2316 direct research and development expenses include costs related to the Company’s novel, internally-discovered second clinical stage asset, which was promoted to a development program upon being granted IND clearance in the third quarter of 2024 and includes clinical trial and related activities. Prior to IND clearance, costs related to preclinical drug discovery activities progression related to ACR-2316 were included in other drug discovery programs direct research and development expenses.

2 Other segment items consist of interest income and other expense, net. Interest income consists of interest income earned on cash equivalents and investments and amortization of premiums and accretion of discounts to maturity for available-for-sale debt securities. Other expense, net primarily consists of realized and unrealized gains and losses on foreign currency transactions, state taxes, and investment management fees.

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

As of December 31, 2024, no milestone payments or royalties have been incurred related to the Lilly Agreement.

Companion Diagnostic Agreement

In June 2022, the Company entered into a companion diagnostic agreement (the “Akoya Agreement”) with Akoya Biosciences, Inc. (“Akoya”), pursuant to which the Company has engaged Akoya to co-develop, validate, and commercialize the Company’s proprietary ACR-368 OncoSignature test, the companion diagnostic that will be used to identify patients with cancer most likely to respond to ACR-368. Subject to the terms of the Akoya Agreement, as subsequently amended, the Company paid Akoya a one-time, non-refundable, non-creditable upfront payment in the amount of $0.6 million. The Company is obligated to pay Akoya up to an aggregate of $20.3 million upon the achievement of specified development and pre-commercialization milestones. Through December 31, 2024, the Company has made aggregate payments of $14.6 million to Akoya. During the years ended December 31, 2024 and 2023, the Company recorded $8.8 million and $6.0 million, respectively, of research and development expense related to the achievement of milestones, of which $2.5 million was due to Akoya and included in accrued expenses and other current liabilities as of December 31, 2024.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with each of its directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or services as directors or executive officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2024 and 2023.

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

14. Employee Benefit Plans

Effective January 1, 2019, the Company adopted a 401(k) Plan for its employees, which is designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) Plan within statutory and 401(k) Plan limits. Since inception of the 401(k) Plan and through the year ended December 31, 2024, the Company has not made any contributions to the 401(k) Plan.