Form 10-Q
period 2025-03-31
Acrivon Therapeutics, Inc.
filed 2025-05-14
CIK 1781174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 9, 2025, the registrant had 31,355,361 shares of common stock, $0.001 par value per share, outstanding.

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

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and results of operations. The outcome of the events described in these forward-looking statements is subject to risks and uncertainties, including the factors described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 27, 2025, “Part II, Item 1A. Risk Factors” of this Quarterly Report and elsewhere in this Quarterly Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ACRIVON THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share data)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$39,154	$39,818
Short-term investments	110,481	139,662
Prepaid expenses and other current assets	1,692	2,149
Total current assets	151,327	181,629
Property and equipment, net	4,676	4,471
Operating lease right-of-use assets	3,306	3,554
Long-term investments	15,195	5,089
Restricted cash	198	198
Other assets	1,647	1,647
Total assets	$176,349	$196,588
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,691	$758
Accrued expenses and other current liabilities	8,754	15,399
Operating lease liabilities, current	1,105	1,057
Total current liabilities	13,550	17,214
Operating lease liabilities, long-term	2,409	2,588
Total liabilities	15,959	19,802
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of March 31, 2025 and December 31, 2024; no shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 31,352,067 and 31,231,264 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	31	31
Additional paid-in capital	376,732	373,284
Accumulated other comprehensive income	283	447
Accumulated deficit	(216,656)	(196,976)
Total stockholders’ equity	160,390	176,786
Total liabilities and stockholders’ equity	$176,349	$196,588

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACRIVON THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development	$15,414	$11,473
General and administrative	6,248	6,195
Total operating expenses	21,662	17,668
Loss from operations	(21,662)	(17,668)
Other income (expense), net:
Interest income	1,996	1,446
Other expense, net	(14)	(264)
Total other income, net	1,982	1,182
Net loss	$(19,680)	$(16,486)
Net loss per share—basic and diluted	$(0.51)	$(0.73)
Weighted-average common stock outstanding—basic and diluted	38,350,444	22,590,804
Comprehensive loss:
Net loss	$(19,680)	$(16,486)
Other comprehensive income (loss):
Unrealized (loss) gain on available-for-sale investments, net of tax	(164)	13
Comprehensive loss	$(19,844)	$(16,473)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACRIVON THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2024	31,231,264	$31	$373,284	$447	$(196,976)	$176,786
Exercise of common stock options	225	—	1	—	—	1
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for tax	120,578	—	(344)	—	—	(344)
Stock-based compensation expense	—	—	3,791	—	—	3,791
Unrealized loss on available-for-sale investments, net of tax	—	—	—	(164)	—	(164)
Net loss	—	—	—	—	(19,680)	(19,680)
Balance at March 31, 2025	31,352,067	$31	$376,732	$283	$(216,656)	$160,390

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2023	22,522,644	$23	$237,675	$(83)	$(116,420)	$121,195
Exercise of common stock options	20,277	—	79	—	—	79
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for tax	94,618	—	(166)	—	—	(166)
Stock-based compensation expense	—	—	3,344	—	—	3,344
Unrealized gain on available-for-sale investments, net of tax	—	—	—	13	—	13
Net loss	—	—	—	—	(16,486)	(16,486)
Balance at March 31, 2024	22,637,539	$23	$240,932	$(70)	$(132,906)	$107,979

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACRIVON THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(19,680)	$(16,486)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	311	224
Stock-based compensation expense	3,791	3,344
Non-cash operating lease expense	248	224
Net amortization of premiums and accretion of discounts on investments	(360)	(577)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	466	140
Accounts payable	2,816	(2,272)
Accrued expenses and other current liabilities	(6,996)	(1,481)
Operating lease liabilities	(131)	(199)
Net cash used in operating activities	(19,535)	(17,083)
Cash flows from investing activities:
Purchases of investments	(20,228)	(28,335)
Proceeds from maturities of investments	39,500	35,000
Purchases of property and equipment	(58)	(815)
Net cash provided by investing activities	19,214	5,850
Cash flows from financing activities:
Proceeds from exercise of stock options	1	79
Payments of offering costs	—	(85)
Payments of tax withholdings related to vesting of restricted stock units	(344)	(166)
Net cash used in financing activities	(343)	(172)
Net decrease in cash, cash equivalents, and restricted cash	(664)	(11,405)
Cash, cash equivalents and restricted cash at beginning of period	40,016	36,429
Cash, cash equivalents and restricted cash at end of period	$39,352	$25,024
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities	$485	$47
Deferred offering costs in accrued expenses and other current liabilities	$—	$97
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$39,154	$24,607
Restricted cash	198	417
Total cash, cash equivalents, and restricted cash	$39,352	$25,024

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACRIVON THERAPEUTICS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Nature of the Business

Acrivon Therapeutics, Inc., (the “Company”) is a clinical stage biopharmaceutical company discovering and developing precision oncology medicines for patients whose tumors are predicted to be sensitive to each specific medicine by utilizing its proprietary Generative Phosphoproteomics platform, Acrivon Predictive Precision Proteomics (“AP3”). Acrivon is currently advancing its lead candidate, ACR-368, (also known as prexasertib), a selective small molecule inhibitor targeting CHK1 and CHK2 in a potentially registrational Phase 2 trial focusing on endometrial cancer. The Company has received Fast Track designation from the U.S. Food and Drug Administration (“FDA”) for the investigation of ACR-368 as monotherapy based on OncoSignature-predicted sensitivity in patients with endometrial or platinum-resistant ovarian cancer. Acrivon’s ACR-368 OncoSignature test, which has not yet obtained regulatory approval, has been extensively evaluated in preclinical studies, including in two separate, blinded, prospectively-designed studies on pretreatment tumor biopsies collected from past third-party Phase 2 trials in patients with ovarian cancer treated with ACR-368. The FDA has granted Breakthrough Device designation for the ACR-368 OncoSignature assay for the identification of endometrial cancer patients or ovarian cancer patients who may benefit from ACR-368 treatment. In March 2025, the Company reported positive clinical data from the ongoing registrational intent, multicenter Phase 2 trial of ACR-368 in patients with locally advanced or metastatic, recurrent endometrial cancer who had progressed after receiving prior platinum-based chemotherapy and anti-PD-1 therapy, unless ineligible. Endometrial cancer had not been previously studied in prior ACR-368 trials sponsored by Eli Lilly and Company (“Lilly”). Using AP3 for indication screening, this tumor type was predicted to be particularly sensitive to ACR-368 prior to the current ongoing Phase 2 study.

In addition to ACR-368, Acrivon is also leveraging its proprietary AP3 precision medicine platform for developing its co-crystallography-driven, internally-discovered pipeline programs. These include ACR-2316, the Company's second clinical stage asset, a novel, selective WEE1/PKMYT1 inhibitor designed using AP3 for superior single-agent activity through strong activation of not only CDK1 and CDK2 but also of PLK1 to drive pro-apoptotic cell death, as observed in preclinical studies against benchmark inhibitors. In addition, the Company has a preclinical cell cycle program with an undisclosed target. In September 2024, the Company announced that the FDA had granted Investigational New Drug (“IND”) clearance for ACR-2316 and that initial clinical sites had been activated ahead of timelines. In October 2024, the Company announced that the first patient had been dosed in the Phase 1 clinical trial designed to assess the safety and tolerability of ACR-2316. Additional objectives of this trial include the determination of the maximal tolerated dose and recommended Phase 2 monotherapy dose, characterization of the pharmacokinetic profile, and preliminary evaluation of anti-tumor activity. In March 2025, the Company reported that dose levels (“DL”) 1 and 2 were cleared without safety concerns or dose-limiting toxicities (“DLTs”) by the Safety Review Committee and that DL3 was fully enrolled. Encouraging early clinical observations were reported including evidence of approximate dose proportionality and significant drug target engagement using the Company’s clinical AP3 capabilities already at DL1 and DL2, and initial clinical activity was observed in a patient already at DL3, showing significant decrease in the size of metastatic lesions throughout the chest, abdomen, and pelvis.

The Company was incorporated in March 2018 under the laws of the state of Delaware, and its principal offices are in Watertown, Massachusetts. Also in March 2018, the Company formed Acrivon AB, a wholly-owned subsidiary of the Company, established in Lund, Sweden. In December 2021, the Company formed Acrivon Securities Corporation, a wholly-owned subsidiary, established in Massachusetts.

Liquidity

As an emerging growth entity, the Company has devoted substantially all of its resources since inception to organizing and staffing the Company, business planning, raising capital, establishing its intellectual property portfolio, acquiring and discovering drug candidates, research and development activities for the Company's in-licensed lead candidate ACR-368 and for the Company's internally discovered clinical stage asset, ACR-2316, and other compounds, establishing arrangements with third parties for the manufacture of its drug candidates and component materials, and providing general and administrative support for these operations. As a result, the Company has incurred significant operating losses and negative cash flows from operations since its inception and anticipates such losses and negative cash flows will continue for the foreseeable future.

The Company has incurred recurring losses since its inception, including net losses of $19.7 million and $16.5 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025 and December 31, 2024 the Company had an accumulated deficit of $216.7 million and $197.0 million, respectively. To date, the Company has not generated any revenues and expects to continue generating operating losses for the foreseeable future as it continues to expand its research and development efforts.

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

The Company expects that its existing cash, cash equivalents and investments of $164.8 million as of March 31, 2025, will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the date these condensed consolidated financial statements were issued.

With the current projected runway into the second quarter of 2027, the Company will need additional funding to support its planned operating activities. There can be no assurances, however, that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all, considering the current interest rate environment. If the Company is unable to obtain sufficient funding, it could be required to delay its development efforts, limit activities and reduce research and development costs, which could adversely affect its business prospects.

ATM Program

On December 1, 2023, the Company filed a registration statement on Form S-3 (the “Registration Statement”) with the U.S. Securities and Exchange Commission (the “SEC”), which was declared effective on December 15, 2023, which registered the offering, issuance, and sale of up to a maximum aggregate offering price of $300.0 million of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. The Company simultaneously entered into a sales agreement with Cowen and Company, LLC, as sales agent, to provide for the issuance and sale by the Company of up to $100.0 million of common stock from time to time in “at-the-market” offerings under the Registration Statement and related prospectus (“ATM Program”). As of March 31, 2025, no sales had been made pursuant to the ATM Program.

2. Summary of Significant Accounting Policies

The significant accounting policies and estimates used in the preparation of the accompanying unaudited condensed consolidated financial statements are described in the Company’s audited consolidated financial statements for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2025. There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2025, except as noted below.

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

The accompanying condensed consolidated interim financial statements are unaudited but have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of March 31, 2025 and the results of its operations for the three months ended March 31, 2025 and 2024 and its cash flows for the three months ended March 31, 2025 and 2024. The consolidated balance sheet as of December 31, 2024 was derived from audited annual financial statements but does not include all disclosures required by U.S. GAAP.

The results for the three months ended March 31, 2025 are not necessarily indicative of results to be expected for the full year or for any other subsequent interim period.

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

ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires entities to disclose additional information about specific expense categories in the notes to the financial statements. The ASU is effective for annual periods beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. ASU 2024-03 may be applied retrospectively or prospectively. The Company is currently evaluating the effect of this update on its condensed consolidated financial statements and related disclosures.

3. Investments

The following tables summarize the amortized cost and estimated fair value of the Company's available-for-sale investments as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. Treasury securities	$105,330	$254	$—	$105,584
U.S. government-sponsored enterprise securities	4,891	6	—	4,897
Long-term investments:
U.S. Treasury securities	10,156	20	—	10,176
U.S. government-sponsored enterprise securities	5,016	3	—	5,019
	$125,393	$283	$—	$125,676

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. Treasury securities	$129,294	$436	$—	$129,730
U.S. government-sponsored enterprise securities	9,926	6	—	9,932
Long-term investments:
U.S. Treasury securities	5,084	5	—	5,089
	$144,304	$447	$—	$144,751

Certain short-term debt securities with original maturities of less than 90 days are included in cash and cash equivalents on the condensed consolidated balance sheets and are not included in the tables above. As of March 31, 2025 and December 31, 2024, all short-term investments had contractual maturities within one year. As of March 31, 2025 and December 31, 2024, all long-term investments had contractual maturities between one to two years.

There were no available-for-sale securities held by the Company in an unrealized loss position as of March 31, 2025. As such, the Company does not consider these investments to be impaired and there are no allowances for credit losses as of March 31, 2025.

4. Fair Value Measurement

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy to determine such fair value as of March 31, 2025 and December 31, 2024 (in thousands):

		Fair Value Measurements at March 31, 2025:
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$37,618	$37,618	$—	$—
Short-term investments:
U.S. Treasury securities	105,584	105,584	—	—
U.S. government-sponsored enterprise securities	4,897	—	4,897	—
Long-term investments:
U.S. Treasury securities	10,176	10,176	—	—
U.S. government-sponsored enterprise securities	5,019	—	5,019	—
Total assets	$163,294	$153,378	$9,916	$—

		Fair Value Measurements at December 31, 2024:
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$38,442	$38,442	$—	$—
Short-term investments:
U.S. Treasury securities	129,730	129,730	—	—
U.S. government-sponsored enterprise securities	9,932	—	9,932	—
Long-term investments:
U.S. Treasury securities	5,089	5,089	—	—
Total assets	$183,193	$173,261	$9,932	$—

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

During the three months ended March 31, 2025 and the year ended December 31, 2024, there were no transfers between levels. The Company uses the carrying amounts of its restricted cash, prepaid expenses and other current assets, accounts payable, and accrued expenses and other current liabilities to approximate their fair values due to the short-term nature of these amounts.

5. Property and Equipment, Net

Property and equipment, net consisted of the following as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Laboratory and computer equipment	$6,370	$6,175
Construction in progress	379	58
Furniture and fixtures	200	200
Total property and equipment	6,949	6,433
Less: accumulated depreciation	(2,273)	(1,962)
Total property and equipment, net	$4,676	$4,471

Depreciation expense related to property and equipment for the three months ended March 31, 2025 and 2024 was $0.3 million and $0.2 million, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Accrued research and development expenses	$5,582	$9,246
Accrued compensation and benefits	2,131	5,456
Accrued legal, accounting and other professional fees	492	458
Accrued property and equipment	351	—
Accrued other	198	239
Total accrued expenses and other current liabilities	$8,754	$15,399

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

The following table summarizes the presentation of the Company’s operating leases on its condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024 (in thousands):

Leases	Balance sheet classification	March 31, 2025	December 31, 2024
Assets:
Operating lease assets	Operating lease right-of-use assets	$3,306	$3,554
Total lease assets		$3,306	$3,554
Liabilities:
Current:
Operating lease liabilities	Operating lease liability, current	$1,105	$1,057
Noncurrent:
Operating lease liabilities	Operating lease liability, long-term	2,409	2,588
Total lease liabilities		$3,514	$3,645

The components of lease cost under ASC 842 included within research and development expenses and general and administrative expenses in the Company’s condensed consolidated statements of operations and comprehensive loss were as follows for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
Lease cost	2025	2024
Operating lease cost	$323	$317
Variable lease cost	94	129
Total lease cost	$417	$446

As of March 31, 2025 and December 31, 2024, the weighted-average remaining lease term for operating leases was 3.0 years and 3.2 years, respectively, and the weighted-average discount rate was 8.26% for both of the periods. Cash paid for amounts included in the measurement of lease liabilities was $0.2 million and $0.3 million for the three months ended March 31, 2025 and 2024, respectively.

Future minimum annual lease commitments under the Company’s non-cancelable operating leases as of March 31, 2025 were as follows (in thousands):

Year ended December 31,	Amount
2025 (remaining 9 months)	$1,009
2026	1,326
2027	1,209
2028	404
2029	—
Total lease payments	3,948
Less: interest	(434)
Present value of operating lease liabilities	$3,514

8. Stockholders' Equity

In October 2022, the Board of Directors (“Board”) approved the amended and restated certificate of incorporation, which was filed upon the closing of the IPO and which authorized the Company to issue up to 10,000,000 shares of preferred stock, with a par value of $0.001. There are no shares of preferred stock issued or outstanding as of March 31, 2025.

As of March 31, 2025 and December 31, 2024, the Company’s Amended and Restated Certificate of Incorporation authorized the Company to issue 500,000,000 shares of common stock with a par value of $0.001. The voting, dividend and liquidation rights of the holders of the Company’s common stock are subject to and qualified by the rights, powers and preferences of the holders of preferred stock.

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

The holders of Pre-Funded Warrants may not exercise a Pre-Funded Warrant if the holder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise. The holders of Pre-Funded Warrants may increase or decrease such percentage by providing at least 61 days’ prior notice to the Company, but not in excess of 19.99% in the case of an increase. The Pre-Funded Warrants are indexed to the Company's common stock and were classified as a component of permanent equity in the Company's condensed consolidated balance sheet as they are freestanding financial instruments that are immediately exercisable, do not embody an obligation for the Company to repurchase its own shares and permit the holders to receive a fixed number of shares of common stock upon exercise. The April 2024 Private Placement closed on April 11, 2024, for aggregate net proceeds of $123.8 million, after deducting fees and expenses of $6.2 million. As of March 31, 2025, no Pre-Funded Warrants were exercised.

Common Stock

As of March 31, 2025 and December 31, 2024, the Company had reserved the following shares of common stock for the potential exercise of stock options, potential exercise of pre-funded warrants, vesting of restricted stock units (“RSUs”), as well as the remaining shares available for issuance under the 2022 Equity Incentive Plan (the “2022 Plan”), the 2022 Employee Stock Purchase Plan (the “2022 ESPP”), and the 2023 Inducement Plan (the “Inducement Plan”):

	March 31, 2025	December 31, 2024
Options to purchase common stock	6,496,065	4,485,546
Pre-funded warrants to purchase common stock	7,060,000	7,060,000
Unvested restricted stock units	786,501	975,550
Remaining shares reserved for future issuance	2,332,950	2,401,347
Total	16,675,516	14,922,443

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

In October 2022, the Board adopted, and in November 2022 its stockholders approved, the 2022 ESPP, which became effective immediately prior to and contingent upon the execution of the underwriting agreement related to the Company’s IPO. The number of shares of common stock that may be issued under the 2022 ESPP shall cumulatively increase beginning on January 1, 2023 and each January 1 thereafter through January 1, 2032, by one percent of the outstanding number of shares of common stock on the immediately preceding December 31 or such lesser number of shares as determined by the compensation committee. No shares of the Company's common stock have been issued.

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

The assumptions that the Company used in the Black-Scholes option-pricing model to determine the grant date fair value of stock options granted during the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024
Risk-free interest rate range	4.09% - 4.37%	3.93% - 4.33%
Dividend yield	0.00%	0.00%
Expected life of options (years)	6.1	5.8 - 6.1
Volatility rate range	89.91% - 90.82%	81.99% - 82.31%
Fair value of common stock range	$5.31 - $5.42	$3.54 - $6.19

The following table summarizes the Company’s stock option activity during the three months ended March 31, 2025:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2024	4,485,546	$6.73	8.00	$5,646
Granted	2,052,778	5.31
Exercised	(225)	3.89
Forfeited or canceled	(42,034)	7.38
Outstanding as of March 31, 2025	6,496,065	$6.28	8.41	$512
Vested and expected to vest as of March 31, 2025	6,496,065	$6.28	8.41	$512
Vested and exercisable as of March 31, 2025	2,456,500	$6.22	7.19	$512

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the common stock as of the end of the reporting period. The aggregate intrinsic value of options exercised during each of the three months ended March 31, 2025 and 2024 was immaterial.

The weighted-average grant date fair value of the Company’s stock options granted during the three months ended March 31, 2025 and 2024 was $4.08 and $4.03 per option, respectively. As of March 31, 2025, there was $18.0 million of unrecognized stock-based compensation expense related to stock option grants. The Company expects to recognize this amount over a weighted-average period of 2.9 years.

The total fair value of options vested during the three months ended March 31, 2025 and 2024 was $2.2 million and $1.0 million, respectively.

RSUs

The Company has granted RSUs with service vesting based conditions. Unvested shares of restricted common stock may not be sold or transferred by the holder. They are legally issued and outstanding. These restrictions lapse according to the time-based vesting of each award.

The following table summarizes the Company’s RSU activity during the three months ended March 31, 2025:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2024	975,550	$12.06
Vested	(183,778)	12.21
Forfeited	(5,271)	11.98
Unvested at March 31, 2025	786,501	$12.03

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

No RSUs were granted during the three months ended March 31, 2025 and 2024. As of March 31, 2025, there was $8.3 million of unrecognized stock-based compensation expense related to RSUs. The Company expects to recognize this amount over a weighted-average period of 1.1 years.

The total fair value of RSUs vested during the three months ended March 31, 2025 and 2024 was $2.2 million and $1.8 million, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense included in the Company’s condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025 and 2024 is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
General and administrative	$2,882	$2,666
Research and development	909	678
Total stock-based compensation expense	$3,791	$3,344

10. Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders for the three months ended March 31, 2025 and 2024 was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss attributable to common stockholders—basic and diluted	$(19,680)	$(16,486)
Denominator:
Weighted-average common stock outstanding—basic and diluted	38,350,444	22,590,804
Net loss per share—basic and diluted	$(0.51)	$(0.73)

As described in Note 8, the Pre-Funded Warrants to purchase up to an aggregate of 7,060,000 shares of the Company’s common stock at a purchase price of $8.499 per Pre-Funded Warrant were classified as a component of permanent equity in the Company's condensed consolidated balance sheet as they are freestanding financial instruments that are immediately exercisable, do not embody an obligation for the Company to repurchase its own shares and permit the holders to receive a fixed number of shares of common stock upon exercise. All of the shares underlying the Pre-Funded Warrants have been included in the weighted-average number of shares of common stock used to calculate basic and diluted net loss per common share for the three months ended March 31, 2025, because the shares may be issued for little or no consideration, are fully vested, and are exercisable after the original issuance date of the Pre-Funded Warrants.

The Company’s potentially dilutive securities, which include stock options and RSUs, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following shares from the computation of diluted net loss per share attributable to common stockholders as of March 31, 2025 and 2024 because including them would have had an anti-dilutive effect:

	March 31,
	2025	2024
Options to purchase common stock	6,496,065	4,273,473
Unvested restricted stock units	786,501	1,616,908

11. Segment Information

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

The following table presents certain financial data including significant segment expenses for the Company’s reportable segment for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
ACR-368 direct research and development expenses	$6,647	$5,117
ACR-2316 direct research and development expenses[1]	1,164	—
Other drug discovery programs direct research and development expenses	644	1,320
Personnel related indirect research and development expenses	5,675	4,191
Facilities, supplies and other indirect research and development expenses	1,284	845
General and administrative expenses	6,248	6,195
Other segment items[2]	(1,982)	(1,182)
Net loss	$(19,680)	$(16,486)

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

As of March 31, 2025, no milestone payments or royalties have been incurred related to the Lilly Agreement.

Companion Diagnostic Agreement

In June 2022, the Company entered into a companion diagnostic agreement (the “Akoya Agreement”) with Akoya Biosciences, Inc. (“Akoya”), pursuant to which the Company has engaged Akoya to co-develop, validate, and commercialize the Company’s proprietary ACR-368 OncoSignature test, the companion diagnostic that will be used to identify patients with cancer most likely to respond to ACR-368. Subject to the terms of the Akoya Agreement, as subsequently amended, the Company paid Akoya a one-time, non-refundable, non-creditable upfront payment in the amount of $0.6 million. The Company is obligated to pay Akoya up to an aggregate of $20.3 million upon the achievement of specified development and pre-commercialization milestones. Through March 31, 2025, the Company has made aggregate payments of $17.1 million to Akoya. No milestones were achieved during the three months ended March 31, 2025 and 2024.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with each of its directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or services as directors or executive officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its financial statements as of March 31, 2025 and December 31, 2024.

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

13. Employee Benefit Plans

Effective January 1, 2019, the Company adopted a 401(k) Plan for its employees, which is designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) Plan within statutory and 401(k) Plan limits. The 401(k) Plan allows for the discretionary matching by the Company of a percentage of contributions. The Company contributed $0.2 million to the 401(k) Plan for the three months ended March 31, 2025. The Company did not make any contributions to the 401(k) Plan for the three months ended March 31, 2024.

14. Subsequent Events

Reservation of Shares Under Inducement Plan

In April 2025, the Board approved the reservation of an additional 500,000 authorized and unissued shares of common stock under the Inducement Plan.

Akoya Milestone Achievement

In April 2025, the Company incurred two additional development milestones under the Akoya Agreement for a total of $1.2 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2024 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K filed with the SEC on March 27, 2025. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Special Note Regarding Forward-Looking Statements” and “Risk Factors” sections of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Acrivon,” the “Company,” “we,” “us,” and “our” refer to Acrivon Therapeutics, Inc. and its subsidiaries.

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

In May 2023, ACR-368 was granted Fast Track designation from the FDA for the investigation of ACR-368 monotherapy for patients with OncoSignature-positive, or BM+, endometrial cancer. In January 2025, the ACR-368 OncoSignature test was granted Breakthrough Device Designation for the identification of endometrial cancer patients who may benefit from treatment with ACR-368. These designations reflect the FDA’s determination that the device is reasonably expected to provide for more effective treatment or diagnosis of life-threatening or irreversibly debilitating human disease or conditions.

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

An interim data extract from the EDC clinical database was done on February 25, 2025, including 20 BM+ endometrial cancer patients treated with ACR-368 monotherapy and 38 Oncosignature-negative, or BM-, treated with ACR-368 plus ultra low-dose gemcitabine, or LDG, that were efficacy-evaluable by RECIST (2 BM- had treatment discontinued without scan). All BM+ patients had progressed after prior platinum-based chemotherapy and prior anti-PD-1, and the median and mean prior lines of therapy for these patients were 2 and 2.6, respectively. A majority of these BM+ patients were refractory to the last prior line of therapy, with aggressive, generally heavily pre-treated tumors: 12 had refractory disease (best overall response of progressive disease in the last prior line of therapy), 6 had relapsed disease, and 2 unknown. Amongst these 20 BM+ patients, 15 were either serous or carcinosarcomas, 13 were pMMR (2 dMMR, 5 not tested), and 11 p53 mutated (3 wild-type; 6 unknown). In patients that had relapsed after the prior line of therapy (N=6), the confirmed overall response rate, or ORR, was 50% and the disease control rate, or DCR, was 100%. Amongst the 12 patients with tumors refractory to the last prior line of therapy (ORR = 0%) we observed meaningful ACR-368 clinical activity with a confirmed ORR of 33% and DCR of 75%. The ACR-368 OncoSignature accurately identified patients whose tumors are sensitive to ACR-368, with 80% of BM+ patients demonstrating tumor shrinkage. Among all 20 BM+ patients the confirmed ORR was 35% and the DCR was 80% with median duration of response, or mDOR, >5.6 months (not yet reached). Overall, we observed significant anti-tumor activity and disease control in BM+ patients with aggressive, refractory tumors that did not respond at all (0 % ORR) to the last line of prior therapy, and with a confirmed ORR more than double (35%) the best ORR observed in the last prior line of therapy (15%) for all BM+ patients.

We have previously confirmed in preclinical studies that LDG sensitizes both BM- and BM+ tumors to ACR-368, as predicted by the AP3 platform, and this is consistent with an upregulation of the ACR-368 OncoSignature biomarkers in both human tumor cell lines and in human tumor xenograft mouse models after LDG treatment. We now have obtained further evidence of such OncoSignature biomarker upregulation in human patient tumors based on serial pre- and post-LDG biopsies in an ongoing Investigator-Initiated Trial at the Moffitt Cancer Center in patients with head and neck cancer. Consistent with this preclinical and now clinical evidence of sensitization by LDG in BM- patients, we are continuing to explore the combination of ACR-368 with LDG in our ongoing endometrial cancer trial. Preliminary analyses of the 38 BM- patients, who are heavily pretreated (median of 3 prior lines of therapy) show a confirmed ORR of ~13% with the ACR-368 + LDG combination, which is comparable to the best ORR in the last prior line of therapy (median = 3) in these patients, which was 17%. Based on the totality of the preclinical and observed clinical data, we believe this supports significant LDG sensitization to ACR-368 in BM- patients. We expect a similar sensitization in BM+ patients which could be explored in a future all-comer study of ACR-368 + LDG.

We are also leveraging our proprietary AP3 precision medicine platform for streamlined drug discovery through AP3-based drug optimization in intact cells and co-crystallography and to develop our internally-discovered pipeline programs. These include ACR-2316, our second clinical stage asset, a novel, selective WEE1/PKMYT1 inhibitor designed using AP3 for superior single-agent activity through strong activation of not only CDK1 and CDK2 but also of PLK1 to drive pro-apoptotic cell death, as observed in preclinical studies against benchmark inhibitors. Utilizing AP3, we were able to advance ACR-2316 to first dosing in a Phase 1 trial in 15 months, with dosing initiated in the third quarter of 2024. The Phase 1 study will assess the safety and tolerability of ACR-2316. Additionally, the study will seek to establish the pharmacokinetic, or PK, profile, evaluate preliminary anti-tumor activity and determine the recommended Phase 2 monotherapy dose. Dose optimization is being guided by drug target engagement in alignment with the FDA’s Project Optimus. We anticipate providing a clinical data update in the second half of 2025. Based on PK analysis we have observed encouraging approximate dose proportionality in the first two dose level, or DL, cohorts. Moreover, using our internal MS-based AP3 profiling to support the clinical trial of ACR-2316, we have observed significant drug target engagement in peripheral blood mononuclear cells already at DL 1. In addition, initial clinical activity has been observed in a patient who had received three prior lines of therapy including chemotherapy and anti-PD-1at DL3, with significant decrease in size of metastatic lesions throughout the chest, abdomen and pelvis at first scan.

In addition, we have a preclinical cell cycle program with an undisclosed target. We have established the Generative Phosphoproteomics AP3 platform which is designed to allow us to interpret and quantify the drug-regulated pathway activity levels inside the intact cell. The Generative Phosphoproteomics AP3 platform is comprised of a growing suite of powerful, internally developed tools, including the AP3 Interactome, the AP3 Kinase Substrate Relationship Predictor, the AP3 Data Portal, designed to enable the conversion of multimodal data into structured data amenable for generative AI analyses, and the AP3 Chatbot. Through the combination of these distinctive tools and capabilities, the platform enables us to go beyond current AI target-centric drug discovery and to rapidly design highly differentiated compounds into clinic for streamlined development via the integrated analyses of the generated datasets through a unified computational interface.

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

Since inception, we have funded our operations primarily with proceeds from the sales of shares of our convertible preferred stock, the issuance of convertible notes, our IPO and concurrent private placement. Upon the closing of our IPO on November 17, 2022, only common stock remains issued and outstanding. In addition, on April 8, 2024, we entered into a Private Investment in Public Equity, or PIPE, securities purchase agreement, or the PIPE Purchase Agreement, for the April 2024 Private Placement. Pursuant to the PIPE Purchase Agreement, we agreed to issue and sell to the PIPE investors an aggregate of (i) 8,235,000 shares of our common stock at a purchase price of $8.50 per share, and (ii) Pre-Funded Warrants to purchase up to an aggregate of 7,060,000 shares of our common stock at a purchase price of $8.499 per Pre-Funded Warrant, which represents the per share purchase price of our common stock less the $0.001 per share exercise price for each Pre-Funded Warrant. The Pre-Funded Warrants are exercisable at any time after the date of issuance and do not expire. The April 2024 Private Placement closed on April 11, 2024, for aggregate net proceeds of 123.8 million, after deducting fees and expenses of $6.2 million.

We have incurred recurring operating losses since inception. Our net losses for the three months ended March 31, 2025 and 2024 were $19.7 million and $16.5 million, respectively. As of March 31, 2025, we had an accumulated deficit of $216.7 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, particularly if and as we:

•
continue to conduct or initiate new preclinical studies and clinical trials for our clinical stage assets, ACR-368 and ACR-2316;
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

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time that we can generate significant revenue from drug sales, if ever, we expect to finance our operations through the sale of equity, debt financings or other capital sources, including potential collaborations with other companies or other strategic transactions. If we are unable to raise capital as needed, this could have a negative impact on our financial condition and ability to pursue our business strategies including requiring us to delay, reduce or eliminate drug development or future commercialization efforts. The amount and timing of our future funding requirements will depend on many factors including the successful advancement of ACR-368, the ACR-368 OncoSignature, ACR-2316, or any future drug candidates. Our ability to raise additional funds may also be adversely impacted by potential worsening global economic conditions, and disruptions to, and volatility in the credit and financial markets in the United States and worldwide, such as those resulting from conflicts in the Middle East and the war in Ukraine and the uncertainties related to international trade policies and tariffs. There can be no assurances that the current operating plan will be achieved or that additional funding will be available on terms acceptable to us, or at all.

As of March 31, 2025, we had cash, cash equivalents and investments of $164.8 million. We believe that our existing cash, cash equivalents and investments as of March 31, 2025, will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See the section titled “—Liquidity and Capital Resources.”

Companion Diagnostic Agreement

In June 2022, we entered into a companion diagnostic agreement with Akoya pursuant to which we agreed to co-develop, validate, and commercialize our proprietary ACR-368 OncoSignature test, the companion diagnostic that will be used to identify patients with cancer most likely to respond to ACR-368.

Pursuant to the agreement, as subsequently amended, we paid Akoya a one-time, non-refundable, non-creditable upfront payment in the amount of $0.6 million. We are obligated to pay Akoya up to an aggregate of $20.3 million upon the achievement of specified development and pre-commercialization milestones. As of May 14, 2025, development and pre-commercialization milestones totaling $18.3 million have been achieved by Akoya under the agreement. Other than certain specified pass-through costs, each party is responsible for its own costs associated with the development of the companion diagnostic. Akoya will procure and manufacture necessary supplies to perform the ACR-368 OncoSignature test to support our clinical development and commercial requirements, in accordance with a supply agreement to be mutually agreed upon by the parties. We may terminate the agreement at our convenience, subject to the payment of a termination fee in the amount of $1.0 million.

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
•
expenses to acquire technologies to be used in research and development;
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

Our external research and development expenses consist primarily of fees paid to CROs, CMOs, research laboratories, and outside consultants in connection with our process development, manufacturing, and clinical development activities. Our direct external research and development expenses also include fees incurred under license and intellectual property purchase agreements. We track these external research and development costs on a program-by-program basis once we have identified a drug candidate.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table summarizes our results of operations (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Operating expenses:
Research and development	$15,414	$11,473	$3,941
General and administrative	6,248	6,195	53
Total operating expenses	21,662	17,668	3,994
Loss from operations	(21,662)	(17,668)	(3,994)
Other income (expense), net:
Interest income	1,996	1,446	550
Other expense, net	(14)	(264)	250
Total other income, net	1,982	1,182	800
Net loss	$(19,680)	$(16,486)	$(3,194)

Research and Development Expenses

The following table summarizes our research and development expenses (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Direct research and development expenses by program:
ACR-368	$6,647	$5,117	$1,530
ACR-2316	1,164	—	1,164
Other drug discovery programs	644	1,320	(676)
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	5,675	4,191	1,484
Facilities, supplies and other	1,284	845	439
Total research and development expenses	$15,414	$11,473	$3,941

Research and development expenses were $15.4 million for the three months ended March 31, 2025, compared to $11.5 million for the three months ended March 31, 2024. The increase of $3.9 million was primarily due to:

•
a $1.5 million net increase in costs related to the ACR-368 clinical trial and related activities;
•
a $1.2 million net increase in costs related to ACR-2316, our novel, internally-discovered clinical stage asset. ACR-2316 became our second development program after IND clearance in the third quarter of 2024, upon which we initiated a clinical trial and related activities;
•
a $0.7 million net decrease in costs related to preclinical drug discovery activities progression, which prior to ACR-2316 being granted IND clearance in the third quarter of 2024, had included ACR-2316;
•
a $1.5 million increase in personnel-related costs, including $0.2 million of stock-based compensation expense, primarily due to an increase in research and development headcount; and
•
a 0.4 million increase in facilities, supplies and other expenses, primarily driven by an increase in headcount and related research activities.

General and Administrative Expenses

General and administrative expenses were $6.2 million for the three months ended March 31, 2025 and 2024. Immaterial changes were primarily due to an increase in stock-based compensation expense, partially offset by a decrease in allocated facilities, supplies and other expenses.

Total Other Income, Net

Total other income, net was $2.0 million for the three months ended March 31, 2025, compared to total other income, net of $1.2 million for the three months ended March 31, 2024. The change of $0.8 million is primarily attributable to an increase in interest income and accretion earned on our investments.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not recognized any revenue and have incurred significant losses in each period and on an aggregate basis. We have not yet commercialized any drug candidates, and we do not expect to generate revenue from sales of any drug candidates or from other sources for several years, if at all. As of March 31, 2025, we had $164.8 million in cash, cash equivalents and investments, and we had an accumulated deficit of $216.7 million. We have funded our operations primarily with proceeds from the sales of shares of our convertible preferred stock, the issuance of convertible notes, our IPO and concurrent private placement, and our April 2024 Private Placement. We believe that our existing cash, cash equivalents and investments of $164.8 million as of March 31, 2025, will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2027.

Cash Flows

The following table summarizes our cash flows for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(19,535)	$(17,083)
Net cash provided by investing activities	19,214	5,850
Net cash used in financing activities	(343)	(172)
Net decrease in cash, cash equivalents, and restricted cash	$(664)	$(11,405)

Net Cash Used in Operating Activities

Net cash used in operating activities was $19.5 million for the three months ended March 31, 2025, compared to net cash used in operating activities of $17.1 million for the three months ended March 31, 2024. The increase in net cash used in operating activities of $2.4 million was primarily driven by an increase in net loss of $3.2 million, partially offset by a $0.4 million increase in non-cash stock-based compensation expense.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $19.2 million for the three months ended March 31, 2025, resulting from $39.5 million in proceeds from maturities of investments, offset by purchases of investments of $20.2 million and purchases of property and equipment of $0.1 million.

Net cash provided by investing activities was $5.9 million for the three months ended March 31, 2024, resulting from $35.0 million in proceeds from maturities of investments, offset by purchases of investments of $28.3 million and purchases of property and equipment of $0.8 million.

Net Cash Used In Financing Activities

Net cash used in financing activities was $0.3 million for the three months ended March 31, 2025, resulting from $0.3 million of payments for tax withholdings related to the vesting of restricted stock units.

Net cash used in financing activities was $0.2 million for the three months ended March 31, 2024, resulting from $0.2 million of payments for tax withholdings related to the vesting of restricted stock units and $0.1 million of payments of offering costs, offset by $0.1 million in proceeds from the exercise of stock options.

Funding Requirements

As of March 31, 2025, our cash, cash equivalents and investments were $164.8 million. We believe that our existing cash, cash equivalents and investments as of March 31, 2025, will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2027. We have based this estimate on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we expect.

We expect to incur significant expenses and operating losses for the foreseeable future as we advance our drug candidates through clinical development, seek regulatory approval and pursue commercialization of any approved drug candidates. We expect that our research and development and general and administrative costs will increase in connection with our planned research and clinical activities and operating as a public company. If we receive regulatory approval for any of our drug candidates, we expect to incur significant commercialization expenses related to drug manufacturing, sales, marketing and distribution, depending on where we choose to commercialize. We may also require additional capital to pursue in-licenses or acquisitions of other drug candidates.

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

Contractual Obligations

Except as discussed in Note 12 to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report, during the three months ended March 31, 2025, there were no material changes to our contractual obligations and commitments from those described in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 27, 2025.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not currently subject to any material legal proceedings.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. Information regarding risk factors appears in "Part I, Item 1A. Risk Factors" of our 2024 Form 10-K. Except as otherwise described herein, there have been no material changes in our risk factors from those previously disclosed in our 2024 Form 10-K.

We have incurred significant losses since our inception. We expect to incur losses over the next several years and may never achieve or maintain profitability.

Since our inception, we have incurred significant losses, and we expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net loss was $80.6 million for the year ended December 31, 2024, and $19.7 million and $16.5 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $216.7 million. Since our inception, we have financed our operations primarily with proceeds from the sales of shares of our convertible preferred stock and the issuance of convertible notes, proceeds raised in our IPO and concurrent private placement and proceeds from our April 2024 Private Placement. We have no products approved for commercialization and have never generated any revenue from product sales.

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

As of March 31, 2025, we had cash, cash equivalents and investments of $164.8 million. We believe that our existing cash, cash equivalents and investments as of March 31, 2025, will be sufficient to fund our operating expenses and capital expenditure requirements into the second quarter of 2027. This estimate is based on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities, acquisitions of additional drug candidates and changes in regulation. The timing and amount of our funding requirements will depend on many factors, including but not limited to:

•
the rate of progress in the development of ACR-368, ACR-2316, and our other drug candidates;
•
the scope, progress, results and costs of non-clinical studies, preclinical development, laboratory testing and clinical trials for ACR-368, ACR-2316, and our future drug candidates and associated development programs;
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

We will require additional capital to achieve our business objectives. Additional funds may not be available on a timely basis, on favorable terms or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term business strategy. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our drug candidates. Further, our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions, such as new or increased tariffs and other barriers to trade, and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from geopolitical tensions, such as the ongoing Russian invasion of Ukraine and related sanctions against Russia and conflicts in the Middle East. If we are unable to raise sufficient additional capital, we could be forced to curtail our planned operations and the pursuit of our growth strategy.

A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of May 9, 2025, we had 31,355,361 shares of common stock outstanding. This includes 7,550,000 shares sold in our IPO, which may be resold in the public market. As of May 9, 2025, approximately 14.2 million shares were held by our affiliates, who are generally restricted from selling pursuant to securities laws. Our shares may be resold and the market price of our stock could decline if the holders of currently-restricted shares sell them or are perceived by the market as intending to sell them.

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

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2025, none of our directors or Section 16 reporting officers entered into, modified or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408 of the SEC's Regulation S-K.

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

Acrivon Therapeutics, Inc.

Date: May 14, 2025	By:	/s/ Peter Blume-Jensen
Peter Blume-Jensen, M.D., Ph.D.
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 14, 2025	By:	/s/ Adam Levy
Adam Levy, Ph.D., M.B.A.
Chief Financial Officer
(Principal Financial Officer)