Form 10-Q
period 2025-06-30
Acrivon Therapeutics, Inc.
filed 2025-08-13
CIK 1781174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 8, 2025, the registrant had 31,455,645 shares of common stock, $0.001 par value per share, outstanding.

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
•
the timing of any Investigational New Drug, or IND, submissions, initiation of clinical trials and timing of expected clinical results for ACR-368, ACR-2316, and our other future drug candidates;
•
the timing of any submission of filings for regulatory approval of, and our ability to obtain and maintain regulatory approvals for ACR-368, ACR-2316, and any other drug candidates for any indication;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ACRIVON THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share data)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$41,895	$39,818
Short-term investments	95,528	139,662
Prepaid expenses and other current assets	989	2,149
Total current assets	138,412	181,629
Property and equipment, net	5,072	4,471
Operating lease right-of-use assets	3,052	3,554
Long-term investments	10,199	5,089
Restricted cash	201	198
Other assets	1,647	1,647
Total assets	$158,583	$196,588
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,163	$758
Accrued expenses and other current liabilities	11,120	15,399
Operating lease liabilities, current	1,148	1,057
Total current liabilities	13,431	17,214
Operating lease liabilities, long-term	2,115	2,588
Total liabilities	15,546	19,802
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of June 30, 2025 and December 31, 2024; no shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 31,449,744 and 31,231,264 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	31	31
Additional paid-in capital	380,562	373,284
Accumulated other comprehensive income	106	447
Accumulated deficit	(237,662)	(196,976)
Total stockholders’ equity	143,037	176,786
Total liabilities and stockholders’ equity	$158,583	$196,588

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACRIVON THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$16,182	$15,025	$31,596	$26,498
General and administrative	6,467	6,412	12,715	12,607
Total operating expenses	22,649	21,437	44,311	39,105
Loss from operations	(22,649)	(21,437)	(44,311)	(39,105)
Other income (expense), net:
Interest income	1,730	2,694	3,726	4,140
Other expense, net	(87)	(55)	(101)	(319)
Total other income, net	1,643	2,639	3,625	3,821
Net loss	$(21,006)	$(18,798)	$(40,686)	$(35,284)
Net loss per share—basic and diluted	$(0.55)	$(0.52)	$(1.06)	$(1.20)
Weighted-average common stock outstanding—basic and diluted	38,461,619	36,132,616	38,406,339	29,361,710
Comprehensive loss:
Net loss	$(21,006)	$(18,798)	$(40,686)	$(35,284)
Other comprehensive income (loss):
Unrealized (loss) gain on available-for-sale investments, net of tax	(177)	51	(341)	64
Comprehensive loss	$(21,183)	$(18,747)	$(41,027)	$(35,220)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACRIVON THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2024	31,231,264	$31	$373,284	$447	$(196,976)	$176,786
Exercise of common stock options	225	—	1	—	—	1
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for tax	120,578	—	(344)	—	—	(344)
Stock-based compensation expense	—	—	3,791	—	—	3,791
Unrealized loss on available-for-sale investments, net of tax	—	—	—	(164)	—	(164)
Net loss	—	—	—	—	(19,680)	(19,680)
Balance at March 31, 2025	31,352,067	$31	$376,732	$283	$(216,656)	$160,390
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for tax	97,677	—	(97)	—	—	(97)
Stock-based compensation expense	—	—	3,927	—	—	3,927
Unrealized loss on available-for-sale investments, net of tax	—	—	—	(177)	—	(177)
Net loss	—	—	—	—	(21,006)	(21,006)
Balance at June 30, 2025	31,449,744	$31	$380,562	$106	$(237,662)	$143,037

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

ACRIVON THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(40,686)	$(35,284)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	646	452
Stock-based compensation expense	7,718	6,910
Non-cash operating lease expense	503	453
Net amortization of premiums and accretion of discounts on investments	(533)	(1,676)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,169	413
Accounts payable	264	(3,215)
Accrued expenses and other current liabilities	(4,844)	1,384
Operating lease liabilities	(382)	(423)
Net cash used in operating activities	(36,145)	(30,986)
Cash flows from investing activities:
Purchases of investments	(35,284)	(163,167)
Proceeds from maturities of investments	74,500	81,925
Purchases of property and equipment	(551)	(952)
Net cash provided by (used in) investing activities	38,665	(82,194)
Cash flows from financing activities:
Proceeds from issuance of common stock in private placement	—	69,997
Proceeds from issuance of pre-funded warrants in private placement	—	60,003
Proceeds from exercise of stock options	1	90
Payments of offering costs	—	(6,236)
Payments of tax withholdings related to vesting of restricted stock units	(441)	(676)
Net cash (used in) provided by financing activities	(440)	123,178
Net increase in cash, cash equivalents, and restricted cash	2,080	9,998
Cash, cash equivalents and restricted cash at beginning of period	40,016	36,429
Cash, cash equivalents and restricted cash at end of period	$42,096	$46,427
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities	$722	$123
Deferred offering costs in accounts payable and accrued expenses and other current liabilities	$—	$308
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$41,895	$46,006
Restricted cash	201	421
Total cash, cash equivalents, and restricted cash	$42,096	$46,427

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACRIVON THERAPEUTICS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Nature of the Business

Acrivon Therapeutics, Inc., (the “Company”) is a clinical stage biotechnology company discovering and developing precision medicines utilizing its proprietary Generative Phosphoproteomics Acrivon Predictive Precision Proteomics (“AP3”) platform designed to interpret and quantify compound specific, drug-regulated pathway activity levels inside the intact cell in an unbiased and actionable manner. Acrivon is currently focused on oncology and advancing its pipeline of preclinical and clinical-stage small molecule inhibitors. ACR-368 (also known as prexasertib), which is a selective small molecule inhibitor targeting CHK1 and partially CHK2, is in a potentially registrational Phase 2 trial focusing on endometrial cancer. ACR-2316 is a novel, potent and selective inhibitor of WEE1 and PKMYT1 that is currently being advanced in Phase 1 studies for selected solid tumor types predicted sensitive by AP3. In addition, the Company is advancing a preclinical program directed against an undisclosed cell cycle regulatory target, with a development candidate nomination anticipated in 2025.

The Company has received Fast Track designation from the U.S. Food and Drug Administration (“FDA”) for the investigation of ACR-368 as monotherapy based on OncoSignature-predicted sensitivity in patients with endometrial or platinum-resistant ovarian cancer. The FDA has also granted Breakthrough Device designation for the ACR-368 OncoSignature assay for the identification of endometrial cancer patients or ovarian cancer patients who may benefit from ACR-368 treatment. Endometrial cancer had not been previously studied in prior ACR-368 trials sponsored by Eli Lilly and Company (“Lilly”). Using AP3 for indication screening, this tumor type was predicted to be particularly sensitive to ACR-368 prior to the current ongoing Phase 2 study.

In March 2025, the Company reported positive clinical data from the ongoing registrational intent, multicenter Phase 2 trial of ACR-368 in patients with recurrent endometrial cancer who had progressed after prior platinum-based chemotherapy and anti-PD-1 therapy. This study, where the OncoSignature is used for prospective response prediction to ACR-368 monotherapy, reported a 35% confirmed overall response rate and 80% tumor shrinkage in OncoSignature-positive patients.

The Company’s second clinical-stage asset, ACR-2316, is a novel, selective WEE1/PKMYT1 inhibitor designed using AP3 for superior single-agent activity through strong activation of not only CDK1 and CDK2 but also of PLK1 to drive pro-apoptotic cell death, as observed in preclinical studies against benchmark inhibitors. In October 2024, only 15 months after initial lead identification, the Company announced that the first patient had been dosed in the Phase 1 clinical trial that was designed to assess the safety and tolerability of ACR-2316, determine the recommended Phase 2 monotherapy dose, and evaluate preliminary anti-tumor activity. In March 2025, the Company reported significant drug target engagement from patient peripheral blood mononuclear cells in the ongoing trial already at Dose Level (“DL”) 1 using the Company’s proprietary clinical AP3-based mass spectrometry assay, and initial clinical activity observed in several solid tumor types including an ongoing confirmed partial response in an endometrial cancer patient at DL3, before projected recommended phase 2 dose.

The Company was incorporated in March 2018 under the laws of the state of Delaware, and its principal offices are in Watertown, Massachusetts. Also in March 2018, the Company formed Acrivon AB, a wholly-owned subsidiary of the Company, established in Lund, Sweden. In December 2021, the Company formed Acrivon Securities Corporation, a wholly-owned subsidiary, established in Massachusetts.

Liquidity

As an emerging growth entity, the Company has devoted substantially all of its resources since inception to organizing and staffing the Company, business planning, raising capital, establishing its intellectual property portfolio, acquiring and discovering drug candidates, research and development activities for the Company’s in-licensed lead candidate ACR-368 and for the Company’s internally discovered clinical stage asset, ACR-2316, and other compounds, establishing arrangements with third parties for the manufacture of its drug candidates and component materials, and providing general and administrative support for these operations. As a result, the Company has incurred significant operating losses and negative cash flows from operations since its inception and anticipates such losses and negative cash flows will continue for the foreseeable future.

The Company has incurred recurring losses since its inception, including net losses of $40.7 million and $35.3 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025 and December 31, 2024 the Company had an accumulated deficit of $237.7 million and $197.0 million, respectively. To date, the Company has not generated any revenues and expects to continue generating operating losses for the foreseeable future as it continues to expand its research and development efforts.

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

The Company expects that its existing cash, cash equivalents and investments of $147.6 million as of June 30, 2025, will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the date these condensed consolidated financial statements were issued.

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

ATM Program

On December 1, 2023, the Company filed a registration statement on Form S-3 (the “Registration Statement”) with the U.S. Securities and Exchange Commission (the “SEC”), which was declared effective on December 15, 2023, which registered the offering, issuance, and sale of up to a maximum aggregate offering price of $300.0 million of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. The Company simultaneously entered into a sales agreement with Cowen and Company, LLC, as sales agent, to provide for the issuance and sale by the Company of up to $100.0 million of common stock from time to time in “at-the-market” offerings under the Registration Statement and related prospectus (“ATM Program”). As of June 30, 2025, no sales had been made pursuant to the ATM Program.

2. Summary of Significant Accounting Policies

The significant accounting policies and estimates used in the preparation of the accompanying unaudited condensed consolidated financial statements are described in the Company’s audited consolidated financial statements for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2025. There have been no material changes in the Company’s significant accounting policies during the six months ended June 30, 2025, except as noted below.

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

The accompanying condensed consolidated interim financial statements are unaudited but have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of June 30, 2025 and the results of its operations for the three and six months ended June 30, 2025 and 2024 and its cash flows for the six months ended June 30, 2025 and 2024. The consolidated balance sheet as of December 31, 2024 was derived from audited annual financial statements but does not include all disclosures required by U.S. GAAP.

The results for the three and six months ended June 30, 2025 are not necessarily indicative of results to be expected for the full year or for any other subsequent interim period.

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

3. Investments

The following tables summarize the amortized cost and estimated fair value of the Company’s available-for-sale investments as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. Treasury securities	$90,498	$102	$(2)	$90,598
U.S. government-sponsored enterprise securities	4,929	1	—	4,930
Long-term investments:
U.S. Treasury securities	5,123	7	—	5,130
U.S. government-sponsored enterprise securities	5,071	—	(2)	5,069
	$105,621	$110	$(4)	$105,727

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. Treasury securities	$129,294	$436	$—	$129,730
U.S. government-sponsored enterprise securities	9,926	6	—	9,932
Long-term investments:
U.S. Treasury securities	5,084	5	—	5,089
	$144,304	$447	$—	$144,751

Certain short-term debt securities with original maturities of less than 90 days are included in cash and cash equivalents on the condensed consolidated balance sheets and are not included in the tables above. As of June 30, 2025 and December 31, 2024, all short-term investments had contractual maturities within one year. As of June 30, 2025 and December 31, 2024, all long-term investments had contractual maturities between one to two years.

The aggregate fair value of available-for-sale securities held by the Company in an unrealized loss position for less than 12 months as of June 30, 2025 was $15.1 million. There were no available-for-sale securities in a continuous unrealized loss position for greater than 12 months. The Company evaluated its securities for potential impairment and considered the decline in market value to be primarily attributable to current economic and market conditions. Additionally, the Company does not intend to sell the investments in an unrealized loss position and does not expect it will be required to sell the investments before recovery of their amortized cost bases, which may be maturity. Given the Company’s intent and ability to hold such investments until recovery, and the lack of a significant change in credit risk for these investments, the Company does not consider these investments to be impaired and there are no allowances for credit losses as of June 30, 2025.

4. Fair Value Measurement

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy to determine such fair value as of June 30, 2025 and December 31, 2024 (in thousands):

		Fair Value Measurements at June 30, 2025:
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$40,369	$40,369	$—	$—
Short-term investments:
U.S. Treasury securities	90,598	90,598	—	—
U.S. government-sponsored enterprise securities	4,930	—	4,930	—
Long-term investments:
U.S. Treasury securities	5,130	5,130	—	—
U.S. government-sponsored enterprise securities	5,069	—	5,069	—
Total assets	$146,096	$136,097	$9,999	$—

		Fair Value Measurements at December 31, 2024:
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$38,442	$38,442	$—	$—
Short-term investments:
U.S. Treasury securities	129,730	129,730	—	—
U.S. government-sponsored enterprise securities	9,932	—	9,932	—
Long-term investments:
U.S. Treasury securities	5,089	5,089	—	—
Total assets	$183,193	$173,261	$9,932	$—

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

During the six months ended June 30, 2025 and the year ended December 31, 2024, there were no transfers between levels. The Company uses the carrying amounts of its restricted cash, prepaid expenses and other current assets, accounts payable, and accrued expenses and other current liabilities to approximate their fair values due to the short-term nature of these amounts.

5. Property and Equipment, Net

Property and equipment, net consisted of the following as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Laboratory and computer equipment	$6,381	$6,175
Construction in progress	1,099	58
Furniture and fixtures	200	200
Total property and equipment	7,680	6,433
Less: accumulated depreciation	(2,608)	(1,962)
Total property and equipment, net	$5,072	$4,471

Depreciation expense related to property and equipment for the three months ended June 30, 2025 and 2024 was $0.3 million and $0.2 million, respectively. Depreciation expense related to property and equipment for the six months ended June 30, 2025 and 2024 was $0.6 million and $0.5 million, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Accrued research and development expenses	$6,840	$9,246
Accrued compensation and benefits	3,176	5,456
Accrued property and equipment	565	—
Accrued other	289	239
Accrued legal, accounting and other professional fees	250	458
Total accrued expenses and other current liabilities	$11,120	$15,399

7. Leases

In December 2020, the Company entered into an operating lease agreement for laboratory and office space located at 480 Arsenal Way, Watertown, Massachusetts (the “Arsenal Way Lease”). The lease commenced in April 2021, with a term of seven years and an option to extend the term for an additional five years at then-market rental rates. The Company delivered a letter of credit of $0.3 million to the landlord, which was subsequently reduced to $0.2 million in August 2024 in accordance with the lease, which is included in restricted cash in the accompanying condensed consolidated balance sheets. Under the terms of the lease, the base rent is $1.0 million, subject to a 3% annual rent increase, plus an allocation of operating expenses and taxes.

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

The total lease cost included within research and development expenses and general and administrative expenses in the Company’s condensed consolidated statements of operations and comprehensive loss was $0.5 million for the three months ended June 30, 2025 and 2024, and $0.9 million for the six months ended June 30, 2025 and 2024.

Future minimum annual lease commitments under the Company’s non-cancelable operating leases as of June 30, 2025 were as follows (in thousands):

Year ended December 31,	Amount
2025 (remaining 6 months)	$681
2026	1,336
2027	1,210
2028	404
2029	—
Total lease payments	3,631
Less: interest	(368)
Present value of operating lease liabilities	$3,263

8. Stockholders’ Equity

In October 2022, the Board of Directors (“Board”) approved the amended and restated certificate of incorporation, which was filed upon the closing of the IPO and which authorized the Company to issue up to 10,000,000 shares of preferred stock, with a par value of $0.001. There are no shares of preferred stock issued or outstanding as of June 30, 2025.

As of June 30, 2025 and December 31, 2024, the Company’s Amended and Restated Certificate of Incorporation authorized the Company to issue 500,000,000 shares of common stock with a par value of $0.001. The voting, dividend and liquidation rights of the holders of the Company’s common stock are subject to and qualified by the rights, powers and preferences of the holders of preferred stock.

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

The holders of Pre-Funded Warrants may not exercise a Pre-Funded Warrant if the holder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise. The holders of Pre-Funded Warrants may increase or decrease such percentage by providing at least 61 days’ prior notice to the Company, but not in excess of 19.99% in the case of an increase. The Pre-Funded Warrants are indexed to the Company’s common stock and were classified as a component of permanent equity in the Company’s condensed consolidated balance sheet as they are freestanding financial instruments that are immediately exercisable, do not embody an obligation for the Company to repurchase its own shares and permit the holders to receive a fixed number of shares of common stock upon exercise. The April 2024 Private Placement closed on April 11, 2024, for aggregate net proceeds of $123.8 million, after deducting fees and expenses of $6.2 million. As of June 30, 2025, no Pre-Funded Warrants were exercised.

Common Stock

As of June 30, 2025 and December 31, 2024, the Company had reserved the following shares of common stock for the potential exercise of stock options, potential exercise of pre-funded warrants, vesting of restricted stock units (“RSUs”), as well as the remaining shares available for issuance under the 2022 Equity Incentive Plan (the “2022 Plan”), the 2022 Employee Stock Purchase Plan (the “2022 ESPP”), and the Amended and Restated 2023 Inducement Plan (the “Inducement Plan”):

	June 30, 2025	December 31, 2024
Options to purchase common stock	6,086,675	4,485,546
Pre-funded warrants to purchase common stock	7,060,000	7,060,000
Unvested restricted stock units	595,355	975,550
Remaining shares reserved for future issuance	3,335,809	2,401,347
Total	17,077,839	14,922,443

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

In October 2022, the Board adopted, and in November 2022 its stockholders approved, the 2022 ESPP, which became effective immediately prior to and contingent upon the execution of the underwriting agreement related to the Company’s IPO. The number of shares of common stock that may be issued under the 2022 ESPP shall cumulatively increase beginning on January 1, 2023 and each January 1 thereafter through January 1, 2032, by one percent of the outstanding number of shares of common stock on the immediately preceding December 31 or such lesser number of shares as determined by the compensation committee. No shares of the Company’s common stock have been issued.

In June 2023, the Board adopted the Inducement Plan to facilitate the granting of equity awards as an inducement material to new employees joining the Company. In April 2025, the Board amended the Inducement Plan to reserve an additional 500,000 authorized and unissued shares of common stock. The only persons eligible to receive awards under the Inducement Plan are individuals who are new employees and satisfy the standards for inducement grants under Nasdaq Listing Rule 5635(c)(4) or 5635(c)(3), as applicable. The terms of the Inducement Plan are identical to the terms of the 2022 Plan, except that no incentive stock options shall be awarded under the Inducement Plan.

Stock Options

The Company has granted stock options with service-based vesting conditions. Stock options typically vest over four years and have a maximum term of ten years. The Company typically grants stock options to employees and non-employees at exercise prices deemed by the Board to be equal to the fair value of the common stock at the time of grant.

The assumptions that the Company used in the Black-Scholes option-pricing model to determine the grant date fair value of stock options granted during the six months ended June 30, 2025 and 2024 were as follows:

	Six Months Ended June 30,
	2025	2024
Risk-free interest rate range	3.97% - 4.37%	3.93% - 4.57%
Dividend yield	0.00%	0.00%
Expected life of options (years)	5.5 - 6.1	5.5 - 6.1
Volatility rate range	87.51% - 90.82%	81.06% - 82.31%
Fair value of common stock range	$1.10 - $5.42	$3.54 - $8.65

The following table summarizes the Company’s stock option activity during the six months ended June 30, 2025:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2024	4,485,546	$6.73	8.00	$5,646
Granted	2,256,753	4.96
Exercised	(225)	3.89
Forfeited or canceled	(655,399)	5.44
Outstanding as of June 30, 2025	6,086,675	$6.21	8.08	$102
Vested and expected to vest as of June 30, 2025	6,086,675	$6.21	8.08	$102
Vested and exercisable as of June 30, 2025	2,619,370	$6.46	6.81	$102

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the common stock as of the end of the reporting period. The aggregate intrinsic value of options exercised during the six months ended June 30, 2025 and 2024 was immaterial and $0.1 million, respectively.

The weighted-average grant date fair value of the Company’s stock options granted during the three months ended June 30, 2025 and 2024 was $1.06 and $4.91 per option, respectively. The weighted-average grant date fair value of the Company’s stock options granted during the six months ended June 30, 2025 and 2024 was $3.81 and $4.10 per option, respectively. As of June 30, 2025, there was $14.6 million of unrecognized stock-based compensation expense related to stock option grants. The Company expects to recognize this amount over a weighted-average period of 2.8 years.

The total fair value of options vested during the three months ended June 30, 2025 and 2024 was $1.6 million and $1.0 million, respectively. The total fair value of options vested during the six months ended June 30, 2025 and 2024 was $3.7 million and $2.0 million, respectively.

RSUs

The Company has granted RSUs with service vesting based conditions. Unvested shares of restricted common stock may not be sold or transferred by the holder. They are legally issued and outstanding. These restrictions lapse according to the time-based vesting of each award.

The following table summarizes the Company’s RSU activity during the six months ended June 30, 2025:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2024	975,550	$12.06
Vested	(366,161)	12.20
Forfeited	(14,034)	12.30
Unvested at June 30, 2025	595,355	$11.97

RSUs typically vest over four years. If and when an RSU vests, the Company will issue one share of common stock for each whole RSU that has vested, subject to satisfaction of the employee’s tax withholding obligations. Upon vesting and settlement of RSUs, the Company may withhold the portion of those shares with a fair market value equal to the amount of the minimum statutory withholding taxes due. The withheld shares are accounted for as repurchases of common stock.

No RSUs were granted during the three and six months ended June 30, 2025 and 2024. As of June 30, 2025, there was $5.9 million of unrecognized stock-based compensation expense related to RSUs. The Company expects to recognize this amount over a weighted-average period of 0.9 years.

The total fair value of RSUs vested during the three months ended June 30, 2025 and 2024 was $2.2 million and $1.8 million, respectively. The total fair value of RSUs vested during the six months ended June 30, 2025 and 2024 was $4.5 million and $3.6 million, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense included in the Company’s condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2025 and 2024 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
General and administrative	$2,914	$2,788	$5,796	$5,454
Research and development	1,013	778	1,922	1,456
Total stock-based compensation expense	$3,927	$3,566	$7,718	$6,910

10. Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2025 and 2024 was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss attributable to common stockholders—basic and diluted	$(21,006)	$(18,798)	$(40,686)	$(35,284)
Denominator:
Weighted-average common stock outstanding—basic and diluted	38,461,619	36,132,616	38,406,339	29,361,710
Net loss per share—basic and diluted	$(0.55)	$(0.52)	$(1.06)	$(1.20)

As described in Note 8, the Pre-Funded Warrants to purchase up to an aggregate of 7,060,000 shares of the Company’s common stock at a purchase price of $8.499 per Pre-Funded Warrant were classified as a component of permanent equity in the Company’s condensed consolidated balance sheet as they are freestanding financial instruments that are immediately exercisable, do not embody an obligation for the Company to repurchase its own shares and permit the holders to receive a fixed number of shares of common stock upon exercise. All of the shares underlying the Pre-Funded Warrants have been included in the weighted-average number of shares of common stock used to calculate basic and diluted net loss per common share for each of the three and six months ended June 30, 2025 and 2024, because the shares may be issued for little or no consideration, are fully vested, and are exercisable after the original issuance date of the Pre-Funded Warrants.

The Company’s potentially dilutive securities, which include stock options and RSUs, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following shares from the computation of diluted net loss per share attributable to common stockholders as of June 30, 2025 and 2024 because including them would have had an anti-dilutive effect:

	June 30,
	2025	2024
Options to purchase common stock	6,086,675	4,356,771
Unvested restricted stock units	595,355	1,472,741

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

The following table presents certain financial data including significant segment expenses for the Company’s reportable segment for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
ACR-368 direct research and development expenses	$7,013	$7,883	$13,660	$13,000
ACR-2316 direct research and development expenses[1]	1,766	—	2,930	—
Other drug discovery programs direct research and development expenses	564	1,803	1,208	3,122
Personnel related indirect research and development expenses	5,478	4,329	11,152	8,520
Facilities, supplies and other indirect research and development expenses	1,361	1,010	2,646	1,856
General and administrative expenses	6,467	6,412	12,715	12,607
Other segment items[2]	(1,643)	(2,639)	(3,625)	(3,821)
Net loss	$(21,006)	$(18,798)	$(40,686)	$(35,284)

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

License Agreement

In January 2021, the Company entered into a license agreement and stock issuance agreement with Lilly (collectively, the “Lilly Agreement”), pursuant to which the Company has been granted an exclusive, royalty-bearing sublicensable license to certain patents owned or controlled by Lilly, with world-wide rights to commercially develop, manufacture, use, distribute and sell therapeutic products containing the compound prexasertib. The license from Lilly comprises three families of patent filings all relating to ACR-368. Additionally, pursuant to the Lilly Agreement, the Company received ACR-368 drug substance and drug product to be used in future research. In July 2025, the Company obtained unencumbered world-wide exclusive rights to freely engage in strategic partnerships, business development, and co-development opportunities for ACR-368, inclusive of all related intellectual property, in all territories and regions, after the triggering of Lilly’s limited right of first negotiation (“ROFN”), which the parties agreed under the terms of the agreement had expired.

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

As of June 30, 2025, no milestone payments or royalties have been incurred related to the Lilly Agreement.

Companion Diagnostic Agreement

In June 2022, the Company entered into a companion diagnostic agreement (the “Akoya Agreement”) with Akoya Biosciences, Inc. (“Akoya”), pursuant to which the Company has engaged Akoya to co-develop, validate, and commercialize the Company’s proprietary ACR-368 OncoSignature test, the companion diagnostic that will be used to identify patients with cancer most likely to respond to ACR-368. Subject to the terms of the Akoya Agreement, as subsequently amended, the Company paid Akoya a one-time, non-refundable, non-creditable upfront payment in the amount of $0.6 million. The Company is obligated to pay Akoya up to an aggregate of $20.3 million upon the achievement of specified development and pre-commercialization milestones. Through June 30, 2025, the Company has made aggregate payments of $18.2 million to Akoya. During the three and six months ended June 30, 2025, the Company recorded $1.2 million of research and development expense related to the achievement of milestones. During the three and six months ended June 30, 2024, the Company recorded $1.8 million of research and development expense related to the achievement of milestones.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with each of its directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or services as directors or executive officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its financial statements as of June 30, 2025 and December 31, 2024.

Legal Proceedings

From time to time, in the ordinary course of business, the Company is subject to litigation and regulatory examinations as well as information gathering requests, inquiries and investigations. The Company is not currently party to any material legal proceedings and is not aware of any pending or threatened legal proceedings that could have an adverse effect on the Company’s business, operating results or financial condition.

Other Contracts

The Company enters into contracts in the normal course of business with various third parties for preclinical research studies, clinical trials, testing, manufacturing and other services. These contracts generally provide for termination upon notice and are cancelable without significant penalty or payment, and do not contain any minimum purchase commitments.

13. Employee Benefit Plans

Effective January 1, 2019, the Company adopted a 401(k) Plan for its employees, which is designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) Plan within statutory and 401(k) Plan limits. The 401(k) Plan allows for the discretionary matching by the Company of a percentage of contributions. The Company contributed $0.1 million and $0.3 million to the 401(k) Plan during the three and six months ended June 30, 2025, respectively. The Company did not make any contributions to the 401(k) Plan during the three and six months ended June 30, 2024.

14. Subsequent Events

On July 4, 2025, new U.S tax legislation was signed into law (known as the “One Big Beautiful Bill Act” or “OBBBA”) which makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. In addition, the OBBBA makes changes to certain U.S. corporate tax provisions, but many are generally not effective until 2026. The Company is currently evaluating the impact of the new legislation on its operations and on its condensed consolidated financial statements and related disclosures.

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

Overview

We are a clinical stage biotechnology company discovering and developing precision medicines utilizing our proprietary Generative Phosphoproteomics Acrivon Predictive Precision Proteomics, or AP3, platform designed to interpret and quantify compound specific, drug-regulated pathway activity levels inside the intact cell in an unbiased and actionable manner. Our approach is designed to overcome the limitations of genetics-based precision medicine. We do this by using AP3 to discover and develop our pipeline of innovative oncology drug candidates. AP3 is engineered to measure compound-specific effects on the entire tumor cell protein, signaling network and drug-induced resistance mechanisms in an unbiased manner and is modality and disease agnostic. These distinctive capabilities enable AP3’s direct application for drug design optimization for monotherapy activity, the identification of rational drug combinations, and the creation of drug-specific proprietary OncoSignature companion diagnostics that are used to identify the patients most likely to benefit from our drug candidates.

We are currently focused on oncology and advancing our pipeline of preclinical and clinical-stage small molecule inhibitors. ACR-368 (also known as prexasertib), which is a selective small molecule inhibitor targeting CHK1 and partially CHK2, is in a potentially registrational Phase 2 trial focusing on endometrial cancer. ACR-2316 is a novel, potent and selective inhibitor of WEE1 and PKMYT1 that is currently being advanced in Phase 1 studies for selected solid tumor types predicted sensitive by AP3. In addition, we are advancing a preclinical program directed against an undisclosed cell cycle regulatory target, with a development candidate nomination anticipated in 2025.

The ACR-368 registrational intent multi-center Phase 2B trial is based on OncoSignature-predicted sensitivity to ACR-368 in endometrial cancer patients, a tumor type predicted to be sensitive to ACR-368 through preclinical AP3-based indication finding, and not previously evaluated in past clinical trials. Our ACR-368 OncoSignature test, which has not yet obtained regulatory approval, has been extensively evaluated in preclinical studies, including in two separate, blinded, prospectively-designed studies on pretreatment tumor biopsies collected from patients with ovarian cancer treated with ACR-368 in past Phase 2 clinical trials conducted by Lilly and at the National Cancer Institute providing evidence of robust enrichment of responders through our method. Moreover, the ongoing registrational intent trial in endometrial cancer showed initial validation of the ACR-368 OncoSignature for prospective patient selection. Based on these sets of data, the U.S. Food and Drug Administration, or FDA, has granted Breakthrough Device designations for the ACR-368 OncoSignature assay for the identification of ovarian cancer patients who may benefit from ACR-368 treatment and for the identification of endometrial cancer patients who may benefit from ACR-368 treatment.

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

At ESMO 2024 (September 14, 2024 R&D event and press release), we reported that endometrial cancer was our prioritized indication, as it represents the first potential registrational opportunity for ACR-368. We remain confident in this strategy based on emerging clinical data, competitive positioning given limited treatment options, and the strong commercial opportunity in both second- and front-line settings. Our blinded KOL market research estimates that there are approximately 27,000 U.S. patients annually in the second-line setting for high-grade endometrial cancer.

An interim data extract from the EDC clinical database was done on February 25, 2025, including 20 BM+ endometrial cancer patients treated with ACR-368 monotherapy and 38 OncoSignature-negative, or BM-, treated with ACR-368 plus ultra low-dose gemcitabine, or ULDG, that were efficacy-evaluable by RECIST (2 BM- had treatment discontinued without scan). All BM+ patients had progressed after prior platinum-based chemotherapy and prior anti-PD-1, and the median and mean prior lines of therapy for these patients were 2 and 2.6, respectively. A majority of these BM+ patients were refractory to the last prior line of therapy, with aggressive, generally heavily pre-treated tumors: 12 had refractory disease (best overall response of progressive disease in the last prior line of therapy), 6 had relapsed disease, and 2 unknown. Amongst these 20 BM+ patients, 15 were either serous or carcinosarcomas, 13 were pMMR (2 dMMR, 5 not tested), and 11 p53 mutated (3 wild-type; 6 unknown). In patients that had relapsed after the prior line of therapy (N=6), the confirmed overall response rate, or ORR, was 50% and the disease control rate, or DCR, was 100%. Amongst the 12 patients with tumors refractory to the last prior line of therapy (ORR = 0%) we observed meaningful ACR-368 clinical activity with a confirmed ORR of 33% and DCR of 75%. The ACR-368 OncoSignature accurately identified patients whose tumors are sensitive to ACR-368, with 80% of BM+ patients demonstrating tumor shrinkage. Among all 20 BM+ patients the confirmed ORR was 35% and the DCR was 80% with median duration of response >5.6 months (not yet reached). Overall, we observed significant anti-tumor activity and disease control in BM+ patients with aggressive, refractory tumors that did not respond at all (0 % ORR) to the last line of prior therapy, and with a confirmed ORR more than double (35%) the best ORR observed in the last prior line of therapy (15%) for all BM+ patients.

We have previously confirmed in preclinical studies that ULDG sensitizes both BM- and BM+ tumors to ACR-368, as predicted by the AP3 platform, and this is consistent with an upregulation of the ACR-368 OncoSignature biomarkers in both human tumor cell lines and in human tumor xenograft mouse models after ULDG treatment. We now have obtained further evidence of such OncoSignature biomarker upregulation in human patient tumors based on serial pre- and post-ULDG biopsies in an ongoing Investigator-Initiated Trial at the Moffitt Cancer Center in patients with head and neck cancer. Consistent with this preclinical and now clinical evidence of sensitization by ULDG in BM- patients, we are continuing to explore the combination of ACR-368 with ULDG in our ongoing endometrial cancer trial. Preliminary analyses of the 38 BM- patients, who are heavily pretreated (median of 3 prior lines of therapy) show a confirmed ORR of ~13% with the ACR-368 + ULDG combination, which is comparable to the best ORR in the last prior line of therapy (median = 3) in these patients, which was 17%. Based on the totality of the preclinical and observed clinical data, we believe this supports significant ULDG sensitization to ACR-368 in BM- patients. To study this, in July 2025 we initiated a Phase 2 single arm trial of ACR-368 with ULDG sensitization, in a biomarker unselected (“all comer”) population in 2nd line endometrial cancer patients.

We are also leveraging our proprietary AP3 precision medicine platform for streamlined drug discovery through AP3-based drug optimization in intact cells and co-crystallography and to develop our internally-discovered pipeline programs. ACR-2316, our second clinical stage asset, is a novel, selective WEE1/PKMYT1 inhibitor designed using AP3 for superior single-agent activity through strong activation of not only CDK1 and CDK2 but also of PLK1 to drive pro-apoptotic cell death, as observed in preclinical studies against benchmark inhibitors. Utilizing AP3, we were able to advance ACR-2316 to first dosing in a Phase 1 trial in 15 months, with dosing initiated in the third quarter of 2024. The Phase 1 study will assess the safety and tolerability of ACR-2316. Additionally, the study will seek to establish the pharmacokinetic, or PK, profile, evaluate preliminary anti-tumor activity and determine the recommended Phase 2 monotherapy dose. Dose optimization is being guided by drug target engagement in alignment with the FDA’s Project Optimus. We anticipate providing a clinical data update in the second half of 2025. Based on PK analysis we have observed encouraging approximate dose proportionality in the first two dose level, or DL, cohorts. Moreover, using our internal MS-based AP3 profiling to support the clinical trial of ACR-2316, we have observed significant drug target engagement in peripheral blood mononuclear cells already at DL 1. In addition, initial clinical activity has been observed in several solid tumor types including an ongoing confirmed partial response in an endometrial cancer patient who had received three prior lines of therapy including chemotherapy and anti-PD-1 at DL3, with significant decrease in size of metastatic lesions throughout the chest, abdomen and pelvis at first scan. In addition, we are advancing a preclinical program directed against an undisclosed cell cycle regulatory target, with a development candidate nomination anticipated in 2025.

We have established the Generative Phosphoproteomics AP3 platform which is designed to allow us to interpret and quantify the drug-regulated pathway activity levels inside the intact cell. The Generative Phosphoproteomics AP3 platform is comprised of a growing suite of powerful, internally developed tools, including the AP3 Interactome, the AP3 Kinase Substrate Relationship Predictor, the AP3 Data Portal, designed to enable the conversion of multimodal data into structured data amenable for generative AI analyses, and the AP3 Chatbot. Through the combination of these distinctive tools and capabilities, the platform enables us to go beyond current AI target-centric drug discovery and to rapidly design highly differentiated compounds for streamlined clinical development via the integrated analyses of the generated datasets through a unified computational interface.

Since our inception in 2018, we have devoted substantially all of our resources toward conducting discovery and research activities, organizing and staffing our company, business planning, acquiring and internally discovering drug candidates, establishing and protecting our intellectual property portfolio, developing and progressing ACR-368 and the ACR-368 OncoSignature, preparing for and conducting preclinical studies and clinical trials, establishing arrangements with third parties for the manufacture of ACR-368, the ACR-368 OncoSignature and component materials, advancing our internal co-crystallography-driven, AP3-enabled preclinical programs, conducting preclinical studies, establishing arrangements with third parties for the manufacture of ACR-2316, and initiating a Phase 1b clinical trial for ACR-2316, as well as raising capital. We do not have any drug candidates approved for sale and have not generated any revenue from drug sales.

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

We have incurred recurring operating losses since inception. Our net losses for the six months ended June 30, 2025 and 2024 were $40.7 million and $35.3 million, respectively. As of June 30, 2025, we had an accumulated deficit of $237.7 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, particularly if and as we:

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

As of June 30, 2025, we had cash, cash equivalents and investments of $147.6 million. We believe that our existing cash, cash equivalents and investments as of June 30, 2025, will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See the section titled “—Liquidity and Capital Resources.”

Companion Diagnostic Agreement

In June 2022, we entered into a companion diagnostic agreement, or the Akoya Agreement, with Akoya Biosciences, Inc., or Akoya, pursuant to which we agreed to co-develop, validate, and commercialize our proprietary ACR-368 OncoSignature test, the companion diagnostic that will be used to identify patients with cancer most likely to respond to ACR-368.

Pursuant to the agreement, as subsequently amended, we paid Akoya a one-time, non-refundable, non-creditable upfront payment in the amount of $0.6 million. We are obligated to pay Akoya up to an aggregate of $20.3 million upon the achievement of specified development and pre-commercialization milestones. As of August 13, 2025, development and pre-commercialization milestones totaling $18.2 million have been achieved by Akoya under the agreement. Other than certain specified pass-through costs, each party is responsible for its own costs associated with the development of the companion diagnostic. Akoya will procure and manufacture necessary supplies to perform the ACR-368 OncoSignature test to support our clinical development and commercial requirements, in accordance with a supply agreement to be mutually agreed upon by the parties. We may terminate the agreement at our convenience, subject to the payment of a termination fee in the amount of $1.0 million.

On July 8, 2025, Quanterix Corporation, or Quanterix, completed its previously announced acquisition of Akoya. As a result of the transaction, Akoya became a wholly owned subsidiary of Quanterix. We do not anticipate any changes to our partnership or to the terms of the Akoya Agreement as a result of this transaction.

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

Other Expense, Net

Other expense, net primarily consists of realized and unrealized gains and losses on foreign currency transactions, state and franchise taxes, and investment management fees.

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations (in thousands):

	Three Months Ended June 30,
	2025	2024	Change
Operating expenses:
Research and development	$16,182	$15,025	$1,157
General and administrative	6,467	6,412	$55
Total operating expenses	22,649	21,437	1,212
Loss from operations	(22,649)	(21,437)	(1,212)
Other income (expense), net:
Interest income	1,730	2,694	(964)
Other expense, net	(87)	(55)	(32)
Total other income, net	1,643	2,639	(996)
Net loss	$(21,006)	$(18,798)	$(2,208)

Research and Development Expenses

The following table summarizes our research and development expenses (in thousands):

	Three Months Ended June 30,
	2025	2024	Change
Direct research and development expenses by program:
ACR-368	$7,013	$7,883	$(870)
ACR-2316	1,766	—	1,766
Other drug discovery programs	564	1,803	(1,239)
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	5,478	4,329	1,149
Facilities, supplies and other	1,361	1,010	351
Total research and development expenses	$16,182	$15,025	$1,157

Research and development expenses were $16.2 million for the three months ended June 30, 2025, compared to $15.0 million for the three months ended June 30, 2024. The increase of $1.2 million was primarily due to:

•
a $0.9 million net decrease in costs related to the ACR-368 clinical trial and related activities, which is significantly driven by $0.7 million lower of milestones achieved during this period;
•
a $1.8 million net increase in costs related to ACR-2316, our novel, internally-discovered clinical stage asset. ACR-2316 became our second development program after IND clearance in the third quarter of 2024, upon which we initiated a clinical trial and related activities and broke expenses out separately at that point;
•
a $1.2 million net decrease in costs related to preclinical drug discovery activities progression, which prior to ACR-2316 being granted IND clearance in the third quarter of 2024, had included ACR-2316;
•
a $1.1 million increase in personnel-related costs, including $0.2 million of changes to stock-based compensation expense, primarily due to an increase in research and development headcount; and
•
a $0.4 million increase in facilities, supplies and other expenses, primarily driven by an increase in headcount and related research activities.

General and Administrative Expenses

General and administrative expenses were $6.5 million for the three months ended June 30, 2025, compared to $6.4 million for the three months ended June 30, 2024. The increase of $0.1 million was primarily due to an increase in payroll and employee-related expenses (including stock-based compensation), partially offset by a decrease in professional fees.

Total Other Income, Net

Total other income, net was $1.6 million for the three months ended June 30, 2025, compared to total other income, net of $2.6 million for the three months ended June 30, 2024. The change of $1.0 million is primarily attributable to a decrease in interest income and accretion earned on our investments.

Comparison of the Six Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations (in thousands):

	Six Months Ended June 30,
	2025	2024	Change
Operating expenses:
Research and development	$31,596	$26,498	$5,098
General and administrative	12,715	12,607	108
Total operating expenses	44,311	39,105	5,206
Loss from operations	(44,311)	(39,105)	(5,206)
Other income (expense), net:
Interest income	3,726	4,140	(414)
Other expense, net	(101)	(319)	218
Total other income, net	3,625	3,821	(196)
Net loss	$(40,686)	$(35,284)	$(5,402)

Research and Development Expenses

The following table summarizes our research and development expenses (in thousands):

	Six Months Ended June 30,
	2025	2024	Change
Direct research and development expenses by program:
ACR-368	$13,660	$13,000	$660
ACR-2316	2,930	—	2,930
Other drug discovery programs	1,208	3,122	(1,914)
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	11,152	8,520	2,632
Facilities, supplies and other	2,646	1,856	790
Total research and development expenses	$31,596	$26,498	$5,098

Research and development expenses were $31.6 million for the six months ended June 30, 2025, compared to $26.5 million for the six months ended June 30, 2024. The increase of $5.1 million was primarily due to:

•
a $0.7 million net increase in costs related to the continuation of the ACR-368 clinical trial and related activities, which includes a decrease of $0.7 million in milestones achieved in the current period;
•
a $2.9 million net increase in costs related to ACR-2316, our novel, internally-discovered clinical stage asset. ACR-2316 became our second development program after IND clearance in the third quarter of 2024, upon which we initiated a clinical trial and related activities and broke expenses out separately at that point;
•
a $1.9 million net decrease in costs related to preclinical drug discovery activities progression, which prior to ACR-2316 being granted IND clearance in the third quarter of 2024, had included ACR-2316 and in 2025 is significantly comprised of investment in our preclinical cell cycle program with an undisclosed target;
•
a $2.6 million increase in personnel-related costs, including $0.5 million of changes to stock-based compensation expense, primarily due to an increase in research and development headcount; and
•
a $0.8 million increase in facilities, supplies and other expenses, primarily driven by an increase in headcount and related research activities.

General and Administrative Expenses

General and administrative expenses were $12.7 million for the six months ended June 30, 2025 compared to $12.6 million for the six months ended June 30, 2024. The increase of $0.1 million was primarily due to an increase in payroll and employee-related expenses (including stock-based compensation), partially offset by a decrease in professional fees and allocated facilities, supplies and other expenses.

Total Other Income, Net

Total other income, net was $3.6 million for the six months ended June 30, 2025, compared to total other income, net of $3.8 million for the six months ended June 30, 2024. The change of $0.2 million is primarily attributable to a decrease in interest income and accretion earned on our investments.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not recognized any revenue and have incurred significant losses in each period and on an aggregate basis. We have not yet commercialized any drug candidates, and we do not expect to generate revenue from sales of any drug candidates or from other sources for several years, if at all. As of June 30, 2025, we had $147.6 million in cash, cash equivalents and investments, and we had an accumulated deficit of $237.7 million. We have funded our operations primarily with proceeds from the sales of shares of our convertible preferred stock, the issuance of convertible notes, our IPO and concurrent private placement, and our April 2024 Private Placement. We believe that our existing cash, cash equivalents and investments of $147.6 million as of June 30, 2025, will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2027.

Cash Flows

The following table summarizes our cash flows for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(36,145)	$(30,986)
Net cash provided by (used in) investing activities	38,665	(82,194)
Net cash (used in) provided by financing activities	(440)	123,178
Net increase in cash, cash equivalents, and restricted cash	$2,080	$9,998

Net Cash Used in Operating Activities

Net cash used in operating activities was $36.1 million for the six months ended June 30, 2025, compared to net cash used in operating activities of $31.0 million for the six months ended June 30, 2024. The increase in net cash used in operating activities of $5.1 million was primarily driven by an increase in net loss of $5.4 million, partially offset by a $0.8 million increase in non-cash stock-based compensation expense.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $38.7 million for the six months ended June 30, 2025, resulting from $74.5 million in proceeds from maturities of investments, offset by purchases of investments of $35.3 million and purchases of property and equipment of $0.6 million.

Net cash used in investing activities was $82.2 million for the six months ended June 30, 2024, resulting from purchases of investments of $163.2 million and purchases of property and equipment of $1.0 million, offset by $81.9 million in proceeds from maturities of investments.

Net Cash (Used In) Provided by Financing Activities

Net cash used in financing activities was $0.4 million for the six months ended June 30, 2025, primarily resulting from $0.4 million of payments for tax withholdings related to the vesting of restricted stock units.

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

Funding Requirements

As of June 30, 2025, our cash, cash equivalents and investments were $147.6 million. We believe that our existing cash, cash equivalents and investments as of June 30, 2025, will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2027. We have based this estimate on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we expect.

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

Contractual Obligations

Except as discussed in Note 12 to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report, during the six months ended June 30, 2025, there were no material changes to our contractual obligations and commitments from those described in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 27, 2025.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not currently subject to any material legal proceedings.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. Information regarding risk factors appears in “Part I, Item 1A. Risk Factors” of our 2024 Form 10-K. Except as otherwise described herein, there have been no material changes in our risk factors from those previously disclosed in our 2024 Form 10-K.

We have incurred significant losses since our inception. We expect to incur losses over the next several years and may never achieve or maintain profitability.

Since our inception, we have incurred significant losses, and we expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net loss was $80.6 million for the year ended December 31, 2024, and $40.7 million and $35.3 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $237.7 million. Since our inception, we have financed our operations primarily with proceeds from the sales of shares of our convertible preferred stock and the issuance of convertible notes, proceeds raised in our IPO and concurrent private placement and proceeds from our April 2024 Private Placement. We have no products approved for commercialization and have never generated any revenue from product sales.

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

As of June 30, 2025, we had cash, cash equivalents and investments of $147.6 million. We believe that our existing cash, cash equivalents and investments as of June 30, 2025, will be sufficient to fund our operating expenses and capital expenditure requirements into the second quarter of 2027. This estimate is based on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities, acquisitions of additional drug candidates and changes in regulation. The timing and amount of our funding requirements will depend on many factors, including but not limited to:

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
•
the ability of our AP3 platform to identify sensitive tumor types and patient responders;
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
•
the costs of operating as a public company; and
•
business disruptions affecting the initiation, patient enrollment, development and operation of our clinical trials, including a public health emergency or geopolitical events, including the ongoing Russian invasion of Ukraine, related sanctions against Russia and conflicts in the Middle East.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of August 8, 2025, we had 31,455,645 shares of common stock outstanding. This includes 7,550,000 shares sold in our IPO, which may be resold in the public market. As of August 8, 2025, approximately 14.3 million shares were held by our affiliates, who are generally restricted from selling pursuant to securities laws. Our shares may be resold and the market price of our stock could decline if the holders of currently-restricted shares sell them or are perceived by the market as intending to sell them.

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

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

The adoption, modification, or termination of contracts, instructions or written plans for the potential purchase or sale of our securities by our Section 16 officers and directors for the three months ended June 30, 2025, each of which is intended to satisfy the affirmative defense of Rule 10b5-1(c) (“Rule 10b5-1 Plan”), were as follows:

Name	Title	Action	Date Adopted	Date Terminated	Maximum Number of Securities to Be Sold
Jean-Marie Cuillerot	Chief Medical Officer	Termination	06/12/2024	05/02/2025	4,800

The above potential sales terminated were contingent on the market price of the Company’s common stock being higher than certain minimum threshold prices specified in each 10b5-1 Plan.

Other than as described above, during the three months ended June 30, 2025, none of our directors or Section 16 reporting officers entered into, modified or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408 of the SEC’s Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description
10.1

Acrivon Therapeutics Inc. Amended and Restated 2023 Inducement Plan (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 333-287277) filed with the Securities and Exchange Commission on May 14, 2025).

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

Acrivon Therapeutics, Inc.

Date: August 13, 2025	By:	/s/ Peter Blume-Jensen
Peter Blume-Jensen, M.D., Ph.D.
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 13, 2025	By:	/s/ Adam Levy
Adam Levy, Ph.D., M.B.A.
Chief Financial Officer
(Principal Financial Officer)