Form 10-K
period 2025-12-31
Acrivon Therapeutics, Inc.
filed 2026-03-19
CIK 1781174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock as reported on the Nasdaq Global Market on June 30, 2025, was approximately $20.4 million. For purposes of this disclosure, shares of common stock held by each executive officer, director and stockholder known by the registrant to be affiliated with such individuals based on public filings and other information known to the registrant have been excluded since such persons may be deemed affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s Common Stock outstanding as of March 16, 2026 was 38,744,446.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, for its 2026 Annual Meeting of Stockholders are incorporated herein by reference in Part III.

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

Summary Risk Factors

Investing in our common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties, as more fully described in “Part I, Item 1A. Risk Factors” of this Annual Report. Below are some of these risks, any one of which could materially adversely affect our business, financial condition, results of operations, and prospects:

•
We are a clinical-stage biotechnology company and have incurred significant losses since our inception. We expect to incur losses over the next several years and may never achieve or maintain profitability.
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
•
Our business substantially depends upon the successful clinical development of drug candidates using our AP3 platform. If we are unable to obtain regulatory approval for, and successfully commercialize, drugs developed through the application of our AP3 platform, our business may be materially harmed.
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
•
For some of our drug candidates, the successful clinical development may depend on the co-approval of an OncoSignature test as a companion diagnostic test. If we or a companion diagnostic collaborator are unable to obtain regulatory approval for our OncoSignature companion diagnostic tests for such drug candidates, we may not obtain regulatory approval and realize the commercial potential of certain drug candidates.
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

PART I

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company discovering and developing precision medicines utilizing our proprietary Generative Phosphoproteomics Acrivon Predictive Precision Proteomics, or AP3, platform designed to quantify compound-specific, drug-regulated pathway activity levels inside the intact cell in an unbiased manner, yielding terabytes of proprietary data and delivering rapid, actionable insights. Our company name, Acrivon, is derived from Greek for “accurate” or “precise”. We chose it to embody how our AP3 platform can, among other highly actionable discovery and development applications, accurately match our therapies with patients who will benefit. Recently approved precision oncology treatments, such as kinase inhibitors, have transformed the cancer treatment landscape, and while the therapeutic benefit of these agents has provided significant benefit to patients, these precision oncology treatments unfortunately only address the less than 10% of patients with cancers that harbor certain easily-identifiable genetic mutations. Our approach is designed to overcome the limitations of genetics-based precision medicine. We do this by using our precision medicine platform, AP3, to discover and develop our pipeline of innovative oncology drug candidates. AP3 is engineered to measure compound-specific effects on the entire tumor cell protein, signaling network and drug-induced resistance mechanisms in an unbiased manner and is modality and disease agnostic.

Our AP3 approach is proteomics-based and designed for direct protein measurement of critical tumor-driving pathways and independent of underlying genetic alterations. We believe our approach is applicable across stages of drug development and across therapeutic modalities. Accordingly, the AP3 method is not limited to the typically very small subset of cancers driven by single gene driver mutations or susceptible to a synthetic lethal approach. Rather, we believe our method is broadly applicable to the vast majority of cancers, in particular the majority of solid tumors, for which genetics-based approaches have proven insufficient to identify patient responders in many cases. In principle, we believe a much larger percentage of tumors can be addressed therapeutically using agents attuned to the specific biochemical signaling pathways found in these tumors, which our AP3 platform was purposefully designed to enable.

By applying our highly specific patient selection approach, and other AP3 applications, to drug development, we seek to both accelerate clinical development and significantly increase the probability of successful treatment outcomes for patients. Our pipeline includes our Phase 2b lead program, ACR-368, also known as prexasertib, a precision oncology asset in-licensed from Eli Lilly & Company, or Lilly, that targets CHK1 and CHK2, or CHK1/2. In past Lilly-sponsored trials, ACR-368 was dosed in more than 400 patients at the recommended Phase 2 dose, or RP2D, with reported deep, durable responses, including complete responses, or CRs, in a proportion of patients with solid tumors in past single center and multi-center Phase 2b clinical trials in tumor indications with high unmet need. ACR-368 also demonstrated a generally favorable safety and tolerability profile with primarily reversible hematological toxicity and very limited non-hematological adverse events.

While Lilly had explored ACR-368 in many solid tumor types in the above-mentioned studies, they never tested endometrial cancer, or EC. Using our AP3 platform we generated a protein-based tumor biopsy test, called OncoSignature, designed to prospectively predict treatment benefit of ACR-368 at an individual patient level. Using the OncoSignature for screening across routine-processed human tumor types (so-called “Indication Finding”) we identified EC as a tumor type which was predicted to be particularly sensitive to ACR-368. Based on this, we received clearance from the FDA for an IND application to advance ACR-368 in Phase 2b single arm clinical trials in multiple tumor types including EC, conducted under the FDA program known as the master protocol, which was developed to help expedite drug development in multiple tumor types for drugs with an established RP2D within the same overall trial structure. Subjects in arm 1 of the ACR-368-201 study are stratified for treatment based on OncoSignature-positive, or BM+, predicted sensitivity to ACR-368, across multiple sites in the United States in this registrational intent trial. Through the use of our OncoSignature test for prospective responder identification, we intend to significantly increase the overall response rate, or ORR, across tumor types sensitive to ACR-368. Based on interim clinical data from the ACR-368-201 trial we found that the confirmed ORR in Arm 1 for EC was 39%, and 44% in patients treated with ≤2 prior lines of therapy, or pLoT. Across pooled BM+ and BM- subjects with serous EC, ≤2 pLoT showed a confirmed ORR of 52%. Serous EC is a very high unmet need and extremely aggressive form of EC, contributing to ~50% of all EC mortality. Based on this finding, arms 3 and 4 have been added to the study. Arm 3 is investigating ACR-368 in serous EC subjects with up to two pLoT without the need for pre-treatment tumor biopsy or biomarker stratification (“a serous all comer”), and utilizes ultra-low dose gemcitabine, or ULDG, as a sensitizer. Arm 4 will investigate the same “serous all comer” subject group but without ULDG sensitization (ACR-368 monotherapy).

We are also leveraging our proprietary Generative Phosphoproteomics AP3 precision medicine platform for streamlined drug discovery through AP3-based drug optimization in intact cells and co-crystallography and to develop our internally-discovered pipeline programs. These include ACR-2316, our second clinical-stage asset, which is a novel, selective, dual WEE1/PKMYT1 inhibitor designed specifically for enhanced therapeutic index by achieving superior single-agent activity through strong activation of not only CDK1 and CDK2 but also of PLK1 to drive pro-apoptotic cell death, as observed in preclinical studies against benchmark inhibitors, combined with exquisite selectivity. Accordingly, ACR-2316 has demonstrated complete tumor regression at different dosing regimens across cell line-based and patient derived human tumor xenograft models with only limited, reversible, short-lived mechanism-based hematological adverse events. The Phase 1 trial of ACR-2316 is advancing, with two weekly dosing regimens established. Initial data has shown a favorable tolerability profile limited to transient, mechanism-based hematological adverse events, predominantly neutropenia and initial clinical activity across AP3-selected solid tumor types, including PRs in EC, as well as SCLC and sqNSCLC, two tumor types which have not shown sensitivity to other clinical WEE1 or PKMYT1 inhibitors currently in development.

In addition, the company is advancing ACR-6840, an internally discovered development candidate targeting CDK11. In preclinical studies, ACR-6840 has been shown to be pro-apoptotic in aggressive AML cell lines, potently downregulates MCL1, and shown synergy with BCL2 inhibitors. The agent is being advanced in IND enabling studies for planned IND filing in the fourth quarter 2026.

Our AP3 Platform

We have established the proprietary Generative Phosphoproteomics AP3 platform which is designed to allow us to interpret and quantify the drug-regulated compound-specific effects and pathway activity levels inside the intact cell in an unbiased manner. As such, all drug-regulated effects on the disease-driving, upregulated pathways and active proteins are revealed for each compound that we profile. The platform is comprised of a growing suite of powerful, internally developed tools, including the AP3 Interactome, the AP3 Kinase Substrate Relationship Predictor, the AP3 Data Portal, designed to enable the conversion of multimodal data into structured data amenable for generative AI analyses, and the AP3 Chatbot. Through the combination of these distinctive tools and capabilities, the platform enables us to go beyond current AI target-centric drug discovery and to rapidly design highly differentiated compounds with high target specificity and optimal, desirable pathway effects on the intracellular signaling network to mechanistically address the underlying molecular cause of disease. The integrated analyses of our AP3-generated proprietary datasets through a unified computational interface enables streamlined transition from preclinical to the clinical phase, as exemplified by the development of ACR-2316. Importantly, all drug-regulated effects on the disease-driving, upregulated pathways and active proteins are revealed for each compound that we profile. We apply these distinctive capabilities of AP3 to streamline discovery and development via rational drug design optimization for monotherapy activity, the identification of drug combinations, identification of clinical biomarkers for predicting patient response, novel target identification, the evaluation of potential in-licensing candidates, identification of potential mechanism based adverse events/therapeutic index optimization, and identification of resistance mechanisms.

One of the aforementioned applications of our AP3 platform are our proprietary response-predictive clinical tests that we refer to as OncoSignature tests. These are drug-tailored, automated, quantitative proteomic tissue imaging tests applied to pretreatment tumor biopsies as a companion diagnostic, or CDx, to select and treat the patients predicted to benefit from the drug candidate. Our OncoSignature test has not yet obtained regulatory approval. Our OncoSignature tests encompass a signature of three classes of functionally-defined protein biomarkers assembled into a single signature assay. The quantitative levels for each of the three biomarkers are defined to determine whether a patient’s individual tumor has upregulated the biochemical signaling mechanisms that the drug modulates, and that the tumor depends on for growth and/or survival.

Acrivon recently announced the completion and certification of a Clinical Laboratory Improvement Amendment, or CLIA laboratory, qualifying us to receive patient samples and to perform OncoSignature and other clinical testing in-house. This CLIA laboratory further strengthens our precision medicine capabilities, providing a new resource to support the clinical development of our own internal programs and potential future partnerships.

The tumor-agnostic application of OncoSignature tests enables us to identify and focus on tumor types for which a high unmet need for a treatment exists and that are predicted to be highly sensitive to our drug candidates. We achieve this by deploying our OncoSignature screening of human cancer samples across various tumor types. Through this process, we can preclinically identify new tumor types predicted to be sensitive to a drug candidate and even estimate the percentage of predicted responders before entering clinical trials. For example, we have identified EC as a highly sensitive cancer type for ACR-368. Moreover, we have found through this approach that a proportion of patients with HPV+ cancers are predicted to be responsive to ACR-368, consistent with previously observed clinical activity in a proportion of patients with SCCHN and anal cancer. Furthermore, we predicted that patients with squamous non-small cell lung cancer, or sqNSCLC, would not respond to ACR-368, consistent with an observed ORR of 0% in patients with this tumor type in a past trial with ACR-368. Hence, through our preclinical AP3 based indication finding approach, we can specifically avoid running clinical trials in cancer types predicted to have limited sensitivity to our drug candidate.

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

Our AP3 platform is based on two integrated technology pillars, MS-based proteomic profiling and our automated tumor imaging biomarker platform. MS enables a systematic, unbiased quantitative analysis of the proteins inside a cell or entire tissues and is used to identify our biomarker candidates. These are validated using our biomarker platform which is also used to run our OncoSignature tests.

MS enables the systematic, unbiased quantitative measurement and analysis of the proteins inside a cell or entire tissues. We specifically use it to identify and measure in an unbiased manner the effects of any given drug or drug candidate on the activity state of the protein signaling networks inside a cell through analysis of the phosphorylation state and levels of proteins inside a tumor cell. Phosphorylation is the best-studied, allosteric on-off switch regulatory mechanism for protein activity involved in all forms of intracellular signaling. Analysis of the entire phospho-proteome before and after drug treatment, so-called phosphoproteomic drug profiling, enables us to objectively identify the global effect of any drug on the activity state of the protein signaling network.

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

Broadly, our AP3 platform is designed to generate myriad clinically-actionable, valuable outputs streamlining clinical develop through:

•
Drug discovery structure activity relationship (SAR) identification
•
Optimization for single agent activity
•
Therapeutic index optimization through minimization of potential on-target adverse effects
•
Predictive clinical biomarkers and patient responder identification
•
Indication finding and expansion
•
Identification of resistance mechanisms for rational drug combinations
•
Unbiased drug target engagement and pharmacodynamic biomarker discovery
•
Novel target identification
•
Informed in-licensing

Our strategy is grounded in our AP3 platform and its ability to transcend the limitation of traditional genomic based drug discovery, particularly in oncology. Cancer is a disease of dysregulated protein activity, which occurs as a result of underlying genetic changes. The majority of precision medicine efforts in oncology have been focused on identifying patients who are most likely to respond based either on genetic changes in their tumors, such as specific mutations, gene amplifications, and gene translocations, or on the patient’s own genetic background. The availability of genomic sequences from tens of thousands of tumors has begun to transform oncology treatment away from the use of broad cytotoxic drugs approved based on tumor location towards precision medicines that address tumors with specific genetic alterations. However, while this approach has led to the recent approval of a number of targeted therapies, their use is limited to a very small fraction of patients with these mutations. It is estimated that only 9% of all patients with cancer have tumors with genetic profiles that make them eligible for an available precision oncology medicine, so-called genetically-defined cancers, and only 5% of all patients with cancer are likely to benefit from available therapies.

Our AP3 platform has been developed to be an efficient process and workflow to determine sensitivity to drugs based on the biological signaling pathways that are activated in diseased cells and are required for their survival. Our AP3 platform leverages proteomic biomarkers which enable direct measurement of disease-driving mechanisms independent of target gene alterations, and allow for accurate matching with the mechanism of action of a particular drug. For example, in the case of ACR-368, which is a selective CHK1/2 inhibitor, the three biomarkers we quantify with our ACR-368 OncoSignature assay measure the level of activated DNA repair downstream of the activated drug targets and whether the tumor likely depends on it. One biomarker is a specific phosphorylation site in the drug target and another is a specific phosphorylation site in a key DNA repair protein, which together inform us about their functional activity. The third is a protein that drives premature DNA replication, which implies that the tumor is dependent on the upregulated DNA repair measured by the two other biomarkers. We have designed our proprietary AP3 platform to be agnostic to the underlying genetic alterations in the genome and enable identification and treatment of patients based on direct measurement of the disease-driving mechanisms that are regulated by and sensitive to the drug. Hence, in contrast to measuring genetic alterations in a patient’s tumor, which is only a surrogate read-out for protein dysregulation, and having to infer whether the drug will act on the inferred protein dysregulation, the AP3 method directly reveals the dysregulated proteins and pathways driving the tumor that the drug acts on. The AP3 method is drug-tailored, and we believe enables an accurate match between the mechanism of the drug action with the disease-driving mechanisms in the patient’s tumor.

While the principles and technology behind AP3 are broadly applicable, we are initially committed to oncology, where we are applying AP3 to develop drug candidates with the potential to transform the treatment of solid tumors of high unmet clinical need. Strategically, we are applying AP3 to drug classes where genetics has proven difficult or insufficient for response prediction, and that are active in major fractions of solid tumors, but where the ORR is insufficient for approval without a prospective patient responder identification method. In addition to DDR pathway inhibitors such as ATR, ATM, WEE1, and CHK1/2, examples of drug classes that we believe would benefit from our AP3 platform include cell cycle regulators (such as CDK2, 4, 6, 11), mitotic regulators (such as Aurora kinases), transcriptional regulators, DNA replication modulators, such as CDC7, super enhancer kinases (such as CDK7, 9, 12), and inhibitors of mutated forms of K-RAS. We believe our ability to apply AP3 to these drug classes allows us to open up the potential of precision medicine approaches to a much larger fraction of patients than has been possible using exclusively genetics-based approaches. We are initially progressing a pipeline of DDR and cell cycle drug candidates, but intend to broaden our pipeline to some of these other drug classes and targets through preclinical AP3-based indication finding. We anticipate strategically evaluating target/compound validation and indication finding opportunities for a new program in autoimmune/inflammatory diseases leveraging AP3.

Our Pipeline

Preclinical
Phase 1
Phase 2
Phase 3
ACR-368
(CHK1/CHK2)
Endometrial Cancer
Single-Arm Trial Based on OncoSignature Biomarker Prediction
ACR-368 Monotherapy (Breakthrough Device & Fast Track Designations)
BM+ patients, registrational intent
Single-Arm Trials without Pretreatment Biopsy or Biomarker Stratification
ACR-368 + ULDG Sensitization
Serous all-comer, registrational intent
ACR-368 Monotherapy
Serous all-comer, registrational intent
ACR-2316
(WEE1/ PKMYT1)
AP3-Identified Tumor Types
Dose Escalation and Expansion
ACR-6840
(CDK11)
AP3-Identified Tumor Types
IND-Enabling
Auto-Immune/Inflammatory
Early Discovery

Figure 1. Acrivon’s pipeline.

Our Lead Clinical Candidate ACR-368

ACR-368 is a selective small molecule inhibitor targeting CHK1 and CHK2, or CHK1/2. CHK1/2 are key regulators of the cell cycle and of DDR and inhibition of CHK1/2 has been demonstrated to have anti-tumor activity in clinical trials. Several CHK1/2 inhibitors including ACR-368, also known as prexasertib, have been investigated in the clinic; however, none have been approved by the FDA. ACR-368 has shown deep, durable single agent clinical activity, including CRs and partial responses, or PRs, in a proportion of patients with solid tumors with high unmet need for a treatment, such as platinum-resistant ovarian cancer, and SCCs, including SCCHN and anal cancer. More than 400 patients with these tumors have been treated with ACR-368 monotherapy at the RP2D in advanced single- and multi-center clinical trials conducted by Lilly, NCI, and at MD Anderson Cancer Center, or MDACC. The confirmed ORR in these trials without a predictive biomarker was 29% at the single center Phase 2 ovarian cancer trial at NCI in the intent to treat, or ITT, population, and approximately 12% across the platinum-resistant ovarian cancer cohorts in the large Phase 2 multi-center international trial sponsored by Lilly. The median duration of response, or mDoR, at the RP2D across trials to date have ranged from almost six months to 12 months, and ACR-368 monotherapy demonstrated a generally favorable safety and tolerability profile with primarily reversible hematological toxicity and very limited non-hematological toxicity.

Using our AP3 platform, we have developed a predictive OncoSignature test for ACR-368, called ACR-368 OncoSignature, that we believe can predict patient response to ACR-368 monotherapy and therefore may substantially improve the clinical ORR and, furthermore, that we believe, has the potential to enable expedited drug development. Predicted patient responders are referred to as ACR-368 OncoSignature-positive, or BM+, and predicted non-responders are referred to as ACR-368 OncoSignature-negative, or BM-. The ACR-368 OncoSignature test has been extensively evaluated in preclinical studies in both patient-derived xenograft, or PDX, mouse tumor models as well as in two separate blinded, prospectively designed preclinical studies of pre-treatment tumor biopsies collected from patients with ovarian cancer that received ACR-368 in previous clinical trials.

We are conducting a Phase 2b clinical trial, ACR-368-201, focusing on EC, which has 3 registrational intent arms. In arm 1, ACR-368 BM+ EC subjects with up to three pLoT receive ACR-368 monotherapy. The trial previously had an exploratory second arm studying BM- subjects who received ACR-368 +ULDG, an AP3 predicted ACR-368 tumor sensitizer (see below). This second arm of the study was completed in the first quarter of 2026, having completed its objectives (see below). Based on our communications with the FDA to date, we believe the monotherapy arm 1 of the trial, if successful, has the potential to be registrational for ACR-368. Moreover, we have found that the biomarkers in our ACR-368 OncoSignature test are upregulated in serous EC, and consistent with this we have observed a very high response rate (~50% cORR) in this histopathology. We are therefore evaluating ACR-368 treatment in two additional arms, designed with registrational intent, of biomarker-unselected (“all comer”) serous EC subjects who have been treated with up to two pLoT, relying on serous histopathology as a lineage biomarker and therefore without the need for pre-treatment tumor biopsies. Subjects in arm 3 are being treated with ACR-368 + ULDG. Subjects in arm 4 will be treated with ACR-368 monotherapy, without ULDG.

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

An interim data extract from the EDC clinical database was done on February 25, 2025, including 20 BM+ EC patients treated with ACR-368 monotherapy and 38 evaluable BM- treated with ACR-368 plus ULDG that were efficacy-evaluable by RECIST (2 BM- had treatment discontinued without scan). All BM+ patients had progressed after prior platinum-based chemotherapy and prior anti-PD-1, and the median and mean pLoT for these patients were 2 and 2.6, respectively. A majority of these BM+ patients were refractory to the last prior line of therapy, with aggressive, generally heavily pre-treated tumors: 12 had refractory disease (best overall response of PD in the last prior line of therapy), 6 had relapsed disease, and 2 unknown. Amongst these 20 BM+ patients, 15 were either serous or carcinosarcomas, 13 were pMMR (2 dMMR, 5 not tested), and 11 p53 mutated (3 wild-type; 6 unknown). In patients that had relapsed after the prior line of therapy (N=6), the confirmed ORR was 50% and the DCR was 100%. Amongst the 12 patients with tumors refractory to the last prior line of therapy (ORR = 0%) we observed meaningful ACR-368 clinical activity with a confirmed ORR of 33% and DCR of 75%. The ACR-368 OncoSignature accurately identified patients whose tumors are sensitive to ACR-368, with 80% of BM+ patients demonstrating tumor shrinkage. Among all 20 BM+ patients the confirmed ORR was 35% and the DCR was 80%. Overall, we observed significant anti-tumor activity and disease control in BM+ patients with aggressive, refractory tumors that did not respond at all (0 % ORR) to the last line of prior therapy, and with a confirmed ORR more than double (35%) the best ORR observed in the last prior line of therapy (15%) for all BM+ patients.

We have previously confirmed in preclinical studies that ULDG sensitizes both BM- and BM+ tumors to ACR-368, as predicted by the AP3 platform, and this is consistent with an upregulation of the ACR-368 OncoSignature biomarkers in both human tumor cell lines and in human tumor xenograft mouse models after ULDG treatment. We obtained further evidence of such OncoSignature biomarker upregulation in human patient tumors based on serial pre- and post-ULDG biopsies in an ongoing Investigator-Initiated Trial at the Moffitt Cancer Center in patients with H&N cancer. Consistent with this AP3-enabled preclinical and interim clinical evidence of sensitization by ULDG in BM- patients, we studied the combination of ACR-368 with ULDG in BM- subjects in the exploratory arm 2 of our ongoing EC trial. Interim analyses from the February 25, 2025 EDC data extract of the 38 BM- subjects, who are heavily pretreated (median of 3 prior lines of therapy) show a confirmed ORR of ~13% with the ACR-368 + ULDG combination, which is comparable to the best ORR in the last prior line of therapy (median = 3) in these patients, which was 17%. Consistent with previous Phase 2 clinical trials conducted with ACR-368, the adverse events, or AEs, were primarily reversible, transient, mechanism-based hematological, including neutropenia and thrombocytopenia.

Exploratory arm 2 of the study has been completed having achieved our objectives which were to assess whether ULDG might contribute to the efficacy of ACR-368 in tumors that otherwise are BM- and predicted not to respond and to assess the safety of ULDG. Both objectives have been achieved. We have observed separation of the lower bound of the 95th percentile confidence interval from the prespecified target ORR indicating ULDG may contribute to ACR-368 clinical activity and, per the above, a manageable tolerability profile with primarily mechanism-based AEs. The company continues to evaluate potential ULDG sensitization in arm 3, which is an “all comer” arm without biomarker stratification or pre-treatment biopsy in serous EC subjects with up to two pLoT.

An additional interim data extract from the ACR-368-201 EDC clinical database was done on December 4, 2025 which showed a cORR of 44% in arm 1 (BM+ subjects of all histopathologies). The cORR was 67% in BM+ subjects (N=12) with serous EC. This analysis also showed a cORR of 52% (N=23) in serous subjects versus 22% (N=37) in non-serous EC subjects across both BM+ and BM- subjects; all subjects in this analysis received up to two prior LoT, including chemotherapy and anti-PD-1. Based on the totality of the preclinical and observed clinical data, we believe this may support ULDG sensitization to ACR-368 in BM- patients. There may be a similar sensitization in BM+ patients. This is now being investigated in the third arm of the ACR-368-201 study, designed with registrational intent, in serous EC, biomarker-unselected (“serous all-comer”) subjects with ≤2 prior lines of therapy. This arm is being expanded to over 20 sites in 4 major EU countries, including Italy, Spain, Germany, and France. Subjects in this arm are being treated with ACR-368 + ULDG, without need for pre-treatment biopsy. In addition, a fourth arm, designed with registrational intent, is planned for initiation in the first half of 2026, also in in serous EC, biomarker-unselected (“all-comer”) subjects with ≤2 prior lines of therapy, for treatment with ACR-368 monotherapy, without ULDG.

Based on clinical results, which demonstrated single agent RECIST activity in patients who all had progressed on anti-PD-1 and included patients with the most difficult to treat forms of EC, including p53 mutated, pMMR serous and carcinosarcomas, Acrivon is planning a confirmatory trial combining ACR-368 with anti-PD-1 vs anti-PD-1 in the maintenance phase of first-line therapy for EC. This is further supported by the strong rationale and synergy observed in preclinical studies combining ACR-368 with anti-PD-1.

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

ACR-2316 is our first internally discovered clinical-stage asset. It is a novel, dual WEE1 and PKMYT1 inhibitor small molecule development candidate, rationally designed through advanced co-crystallography and the AP3 platform to achieve optimal target potency and selectivity through strong activation of not only CDK1 and CDK2 but also of PLK1 to drive pro-apoptotic cell death, as observed in preclinical studies against benchmark inhibitors, delivering potent single agent anti-tumor activity across in vitro and in vivo preclinical studies, compared to benchmark WEE1 and PKMYT1 inhibitors. Clinical WEE1 inhibitors have demonstrated promising anti-tumor activity in early clinical trials conducted by competitors; however, their clinical activity has been hindered by a narrow therapeutic index and WEE1 inhibitor-induced resistance mechanisms. ACR-2316 was specifically designed using AP3 to address these limitations through very high selectivity to limit adverse events to mechanism-based, on-target, and to simultaneously inhibit PKMYT1, a closely related protein serine/threonine kinase also serving critical functions in the cell cycle and DDR pathways, that accounts for a major part of WEE1 inhibitor-induced resistance, as revealed by AP3. Based on mechanism of action and confirmed in our preclinical studies, balanced inhibition of PKMYT1 results in more potent single agent activity.

We believe there is a need for novel patient selection methods to overcome the challenges with genetics-based patient selection methods, and that using AP3 will enable us to identify drug-sensitive indications and individual patients predicted sensitive to WEE1 and PKMYT1 inhibitors. Using AP3 for unbiased quantitative high-resolution measurement of the effects of ACR-2316 on the human tumor cell phosphoproteome, this compound has been optimized for potent induction of mitotic catastrophe, which is key to its strong single agent activity in preclinical models and potentially favorable clinical profile for monotherapy development. ACR-2316 was discovered by AP3-based structure activity relationship, or SAR, facilitated by co-crystallography, and designed by AP3 to overcome WEE1-induced resistance mechanisms. The preclinical data generated demonstrate a very potent single agent activity so we believe patient selection might not be needed in the most sensitive tumor indications. Using AP3-based Indication Finding and AP3-based analyses of in-house and publicly available data, we are enrolling selected high unmet need solid tumor types predicted sensitive to ACR-2316 in our Phase 1 trial. We plan to generate an OncoSignature to be used for drug target engagement-based dose optimization in the Phase 1 and for potential individual patient responder prediction, if needed.

ACR-2316 entered clinical development in the third quarter of 2024, two quarters ahead of original timelines, and the Phase 1 monotherapy clinical trial of ACR-2316 is currently in the dose escalation portion of this trial. The Phase 1 study is designed to assess the safety and tolerability of ACR-2316. Additionally, the study will seek to establish the pharmacokinetic profile, evaluate preliminary anti-tumor activity and determine the recommended Phase 2 monotherapy dose. Dose optimization is being guided by drug target engagement in alignment with the FDA’s Project Optimus. The company provided initial clinical data in January 2026 based on a December 22, 2025 EDC data extract. Data from a total of 33 patients were dosed across two weekly oral dosing schedules was reported. Based on this data, the company has successfully established two weekly oral dosing regimens of 160 mg QD on a 3d on / 4d off and 240 mg QD 2d on / 5d off weekly administration schedules, with a favorable tolerability profile with transient, mechanism-based hematological adverse events, predominantly neutropenia. A cohort aiming to establish a bi-weekly 2d on / 12d off dosing regimen has been initiated, based on projected enhanced single agent activity and to provide for further dosing flexibility in potential future combination studies. Clinical activity observed at dose level 120 mg and above, with tumor shrinkage in 9 out of 20 evaluable patients, including a confirmed PR in a subject with EC and unconfirmed partial responses in subjects with SCLC and sqNSCLC, two tumor types which have not shown sensitivity to other clinical WEE1 or PKMYT1 inhibitors currently in development.

In addition, the company is advancing ACR-6840, an internally discovered development candidate targeting CDK11. In preclinical studies, ACR-6840 has been shown to be pro-apoptotic in aggressive AML cell lines, potently downregulates MCL1, and shown synergy with BCL2 inhibitors. The agent is being advanced in IND enabling studies for planned IND filing in the fourth quarter 2026.

Our Team

We were founded in 2018 and are led by pioneers in oncogenic signaling, oncology precision medicine, and the use of proteomic technology to uncover intracellular biochemical signaling pathways and to apply this knowledge to develop drug candidates and clinical diagnostics. Peter Blume-Jensen, MD, PhD, our co-founder, President and Chief Executive Officer, is the inventor of our AP3 platform and OncoSignature patient selection method. He has extensive experience in oncology drug discovery and development at leading pharmaceutical companies including Serono, Merck & Co. and Daiichi Sanyo. While Chief Scientific Officer at Metamark Genetics, Dr. Blume-Jensen led the design and development of a novel automated, proteomics-based predictive clinical diagnostic for prostate cancer which was validated through blinded clinical trials and included as the only stand-alone test under National Comprehensive Cancer Network, or NCCN, guidelines and reimbursement in 2015. Kristina Masson, PhD, MBA, co-founder, Executive Vice President, Business Operations and head of our discovery research site in Sweden, previously founded and operated OncoSignature AB, a biotech company which established the phosphoproteomics and drug discovery infrastructure and which we subsequently acquired. Jesper Olsen, PhD, our academic co-founder, is Professor of Quantitative Proteomics at the University of Copenhagen and Vice Director of the Novo Nordisk Foundation for Protein Research and a recognized pioneer of MS-based quantitative phosphoproteomics. Adam Levy, PhD, MBA, our Chief Financial Officer since April 2025, was previously Senior Vice President and Head, Corporate Affairs and Investor Relations of the Company since July 2023. Dr. Levy has more than 25 years of finance and investor relations experience in the biopharma industry. Erick Gamelin, MD, PhD, our Chief Development Officer, has led over 100 Phase 1 through Phase 3 oncology clinical trials and most recently served as Chief Medical Officer of Step Pharma. Eric Devroe, PhD, our Chief Operating Officer, has extensive experience in strategy, operations and business development leadership from his time at Metamark Genetics, MDACC, and several co-founded start-up companies. Mansoor Raza Mirza, MD, our Chief Medical Officer, joined us in April 2025, was most recently Chief Oncologist at Copenhagen University National Medical Center (Rigshospitalet) in Denmark. During his distinguished career in academia and clinical practice, Mansoor has served as past-chair of European Network of Gynecological Oncological Trial Group (ENGOT) and vice president of European Society of Gynecological Oncology (ESGO). Mary-Alice Miller, our Chief Legal Officer, has over 20 years of experience as a corporate attorney. She most recently served as General Counsel of Butterfly Network, a publicly listed medical device company.

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

While our AP3 approach is broadly applicable across disease areas, we are initially focused on oncology. Our goal is to treat patients with cancer with clinically active therapeutics that have a high likelihood of success based on predicted sensitivity to our drug candidates. Oncology is an area of high unmet clinical need, in which only a small fraction of patients currently benefits from existing predictive biomarkers, such as next-generation sequencing, or NGS. We are currently applying the AP3 technology to both in-licensed and internally-developed clinical-stage and to internally developed drug candidates for tumors that do not harbor single gene driver mutations, which is estimated to be more than 90% of all human cancers. The relevant drug target classes in these tumors that we believe are well-suited for our AP3 approach include but are not limited to DDR pathways, DNA replication stress, super enhancers, and cell cycle and transcriptional regulators.

We are currently focused on expedited clinical development of our clinically advanced asset ACR-368, in our ongoing Phase 2 trial focusing on patients with EC in 3 registrational intent trials. Per the above, Arm 1 is based on OncoSignature-predicted sensitivity to ACR-368 with Arms 3 and 4 biomarker unselected cohorts (“all comer”) in serous EC subjects. In addition to ACR-368, we are also leveraging our proprietary AP3 precision medicine platform to develop our co-crystallography-driven, internally-discovered pipeline programs. These include ACR-2316, our second clinical-stage asset which is now advancing in Phase 1, a novel, potent, selective WEE1/PKMYT1 inhibitor designed using AP3 for superior single-agent activity through strong activation of not only CDK1 and CDK2 but also of PLK1 to drive pro-apoptotic cell death, as observed in preclinical studies against benchmark inhibitors. In addition, the company is advancing ACR-6840, an internally discovered development candidate targeting CDK11.

The key elements of our strategy are to:

•
Advance ACR-368, our CHK1/2 inhibitor, through clinical development and regulatory approval via the accelerated approval pathway in one or more of the three ongoing arms of the study: OncoSignature-positive EC subjects (Arm 1) and/or biomarker unselected serous EC subjects (Arm 3 treating subjects with ACR-368 with ULDG sensitization, and planned Arm 4 treating subjects with ACR-368 monotherapy).
•
Discover and develop a pipeline of proprietary oncology drug candidates by leveraging our AP3 platform, such as ACR-2316 and ACR-6840, and potentially move beyond oncology in the future.
•
Acquire rights to drug candidates for which we believe our AP3 platform can increase the likelihood of clinical success.
•
Opportunistically enter into strategic co-development partnerships to maximize the full potential of our AP3 platform.

Business Protection

Our AP3 platform has been developed and implemented for over a decade by our founding scientific team as an expert system. As such, we have multiple layers of protection. Firstly, we have over the years established a number of tools and trade secrets that we keep as proprietary know-how in-house. Secondly, we file patient stratification and treatment patent applications for our drug-tailored OncoSignature tests. For example, we have filed an ACR-368 OncoSignature patent application claiming treatment of patients having OncoSignature-positive tumors with ACR-368 monotherapy based on predicted sensitivity to the drug. That application has been filed in many different jurisdictions and we have been granted a patent on the same in the United States.

Manufacturing

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

Currently, we have a manufacturing agreement in place with one CMO for the manufacture of ACR-2316. We have prepared three GMP batches of ACR-2316 drug substance. We have also manufactured four GMP batches of drug product.

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

Under the terms of the agreement, we paid Lilly an initial upfront fee payment of $5.0 million. In connection with entering into the agreement, we also entered into a common stock issuance agreement with Lilly pursuant to which we issued Lilly 336,575 shares of our common stock and 46,058 shares of Series B convertible preferred stock, which converted into 18,677 shares of common stock immediately upon the closing of our initial public offering, or IPO. As additional consideration for the license, we are required to pay Lilly aggregate development and commercial milestone payments of up to $168.0 million, of which only $5.0 million is due prior to NDA. We are also obligated to pay a tiered percentage royalty on annual net sales ranging from a low single-digit up to a maximum of 10% subject to certain specified reductions. Royalties are payable by us on a licensed product-by-licensed product and country-by-country basis until the later of the expiration of the last valid claim covering the licensed product in such country, expiration of all applicable regulatory exclusivities in such country for such licensed product and the tenth anniversary of the first commercial sale of such licensed product in such country, provided, that our obligation to pay royalties for a given licensed product in a given country will expire earlier upon achievement of certain sales thresholds by generic products in such country.

We also had provided Lilly with certain, limited rights of first negotiation, or ROFN, for potential reacquisition of the ACR-368 program with such right expiring 45 days following the completion of certain clinical milestones. In July 2025, Acrivon obtained full release of ROFN obligations from Lilly. ACR-368 rights, including rights to sub-license, are thus now fully unencumbered and controlled by Acrivon, including for partnering discussions and global/territorial rights.

Companion Diagnostic Agreement

In June 2022, we entered into a companion diagnostic agreement with Akoya pursuant to which we agreed to co-develop, validate, and commercialize our proprietary ACR-368 OncoSignature test, the CDx that will be used to identify patients with cancer most likely to respond to ACR-368.

Pursuant to the agreement, Akoya, in partnership with us, agreed to develop, clinically validate, seek regulatory approval for, and, pending ACR-368 approval, commercialize the OncoSignature test required for prescribing ACR-368. Development of the CDx will be overseen by a joint steering committee. Each party was required to use commercially reasonable efforts to carry out its activities under the agreement. The agreement contained certain mutual exclusivity obligations of the parties with respect to the biomarkers and drug target, subject to certain specified limitations, including in the event that Akoya is unable to sufficiently supply commercial needs of such CDx.

On February 18, 2026, we announced the completion and certification of our internal, wholly-owned and operated CLIA certified laboratory, located on premises in Watertown, Massachusetts. With these in-house capabilities, including the ability to receive human patient samples to ultimately run the OncoSignature test in-house, on February 25, 2026, we and Akoya entered into a Termination and Transition Agreement pursuant to which we have mutually agreed to terminate the OncoSignature Companion Diagnostic Agreement, dated June 17, 2022, by and between us and Akoya. The termination does not involve any financial payments from or to any of the parties to such agreement. Akoya and we have agreed to a transition plan to ensure all applicable procedures, materials and know-how related to Akoya’s previous ACR-368 OncoSignature related testing and development activities are transferred to us. We will transition ACR-368 OncoSignature testing to our newly launched, fully certified, internal CLIA laboratory. By bringing CLIA operations and laboratory resources in-house, we believe that we have gained enhanced capabilities and efficiencies to support the development of its current and future targeted therapeutic agents. This includes full control over the identification of predictive biomarkers, the development of companion diagnostics, indication finding, and the streamlining of potential co-regulatory approvals and co-commercialization of therapeutic and diagnostic products. As part of the termination, during the transfer of clinical testing to our CLIA laboratory, Akoya is expected to continue to meet all ACR-368 OncoSignature clinical testing requirements to support our ongoing registrational-intent Phase 2b study. Effective immediately and as part of the termination, we have ensured full development and commercialization rights to our proprietary ACR-368 OncoSignature test.

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

Given the early stage of development of our drug candidates, we cannot be certain that any of our intellectual property rights will provide protection for any drug candidate that may ultimately be commercialized. ACR-368 and ACR-2316 are our only drug candidates that have advanced to clinical testing, and there can be no certainty that their clinical development will be successful, or that significant modification or adjustment will not be required for successful commercialization.

Our future commercial success depends, in part, on our abilities to obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how related to our business; to defend and enforce our patents and other intellectual property; to preserve the confidentiality of our trade secrets; and to operate without infringing, misappropriating or violating the valid and enforceable patents and other intellectual property rights of third parties. Our ability to stop third parties from making, using, selling, offering to sell or importing our products, or from developing competing medicines or diagnostic technologies, may depend on the extent to which we have rights under valid and enforceable patents, trade secrets or other intellectual property rights that cover these activities. We cannot be sure that patents will issue with respect to any of the owned or licensed pending patent applications or, with respect to any patent applications that we may file or license in the future, nor can we be sure that any of our owned or licensed patents or any patents that may be issued now or in the future will be commercially useful in protecting any products that we ultimately attempt to commercialize, or any method of making or using such products. Moreover, we may be unable to obtain patent protection for certain of our drug candidates, or for our OncoSignature tests or AP3 platform. See the section titled “Risk Factors—Risks Related to Intellectual Property” for a more comprehensive description of risks related to our intellectual property.

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

We have in-licensed from Lilly a portfolio comprising three families of patent filings relating to ACR-368. See the section titled “Business—Licensing and Collaborations.” The first family, with a presumptive twenty-year term extending into late 2029, includes issued patents in the United States (including US patent 8,314,108, which, due to PTA, will expire in late 2030) and in Europe, China, Hong Kong, Japan, Macau and Taiwan. The second family, with a presumptive twenty-year term extending into late 2036, includes issued patents in the United States (including US patent 11,123,326, which, due to PTA, will expire in mid 2037) and in Europe, Japan, and Taiwan and a second, pending application in the United States that has been allowed, that claim use of ACR-368 to treat certain particular types of cancer. The third family, with a presumptive twenty-year term extending into mid 2036, includes issued patents in the United States (including US patent 10,189,818, which, due to PTA, will expire in early 2037) and in Europe, China, Hong Kong, Japan, Macau and Taiwan. We may be able to pursue patent term extension in one or more jurisdictions for patents in this in-licensed portfolio to provide extended protection to ACR-368.

We have also in-licensed from our founder a patent family with a presumptive twenty-year term extending into 2028 that is granted in Europe that claims aspects of our AP3 platform relating to methods of identifying responder populations.

We own a portfolio including two families directed to various OncoSignature tests, including our OncoSignature test for ACR-368. The first family, with a presumptive twenty-year term extending into 2043, includes applications filed and pending in the United States, Australia, Brazil, Canada, China, Eurasia, Europe, Hong Kong, Israel, Japan, South Korea, Mexico, New Zealand, Singapore, Taiwan, and South Africa, and that claim methods of treating patients identified by the OncoSignature test with ACR-368 or other compounds that target the ATR/Chk1 signaling pathway, as well as a granted patent in the United States (US 12,433,888). The second family, with a presumptive twenty-year term extending into 2045, includes an international patent application directed to additional OncoSignature tests that identify patients for treatment with ACR-368 and other compounds that target the ATR/Chk1 signaling pathway; non-provisional filings in the United States that claim the benefit of this filing and filings in other jurisdictions that claim priority to this filing would have a presumptive twenty-year term extending into 2045.

We own two patent application families directed to composition of matter for our WEE1 and PKMYT1 programs, each of which has been filed in the United States and Europe; these filings would have a presumptive twenty-year term extending into 2043. We also own two other patent application families directed to composition of matter for our dual WEE1/PKMYT1 program. One of these families has been filed in the United States and in numerous other jurisdictions throughout the world. The filings in this family would have a presumptive twenty-year term extending into 2044. The other dual WEE1/PKMYT1 family we own is a pending international application; non-provisional filings in the United States that claim the benefit of these filings and filings in other jurisdictions that claim priority to these filings would have a presumptive twenty-year term extending into early 2045.

We own three patent application families directed to composition of matter for our CDK11 program, each of which has been filed as a provisional application in the United States; non-provisional filings in the United States that claim the benefit of these filings and filings in other jurisdictions that claim priority to these filings would have a presumptive twenty-year term extending into 2046 and early 2047.

We intend to pursue patent protection, whether through in-licensing or our own development, for future drug candidates and OncoSignature tests. We may also pursue additional patent protection for features of our AP3 platform, though we will rely on confidentiality and trade secret protections for certain aspects of that platform.

Trademarks

We have registered our rights in the OncoSignature mark in the United States and various other jurisdictions, and we have filed an application for Acrivon, Acrivon Therapeutics, and the AP3 mark in the United States and various other jurisdictions. We expect to pursue trademark protection for additional marks in the future for products and assays that we commercialize.

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

At present, we do not believe we face competition from segments of the pharmaceutical, biotechnology and other related markets that pursue the development of precision oncology therapies for the smaller subsets of patients with genetically-defined cancers. However, we anticipate several biopharmaceutical companies will aim to develop precision oncology approaches for the larger subsets of cancers where genetics has proven insufficient for patient responder identification. We expect that the broader biopharmaceutical field will eventually recognize proteomics as the next era of precision medicine, but we believe it will take some time before significant competition will truly emerge in this space. There are and have been several competitors with CHK inhibitors, including Boundless Bio (BBI-355, discontinued), Sierra Oncology (SRA737, discontinued), and Sentinel Oncology (SOL578), WEE1 inhibitors, including Astrazeneca/Merck (adavosertib, discontinued), Zentalis (azenosertib), Debiopharm (Debio0123), Impact Therapeutics (IMP7068), Shouya Holdings (SY-4835), Aprea (APR-1051), BioCity Biopharma (SC0191), Wigen Biomedicine Technology (WJ05), HUYA Biomedicines (HBI-2448), and WEE1 degrader from Bristol Myers Squibb (WEE1 CELMoD), and PKMYT1 inhibitors, including Repare Therapeutics (lunresertib), Qilu Pharma (QLS1209), and Evariste (EVT-0003023). There is one competitor that we know of developing a dual WEE1/PKMYT1 inhibitor, Schrödinger (SGR-3515).

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

Regulation of Companion Diagnostics

We believe that the success of ACR-368 and certain of our drug candidates may depend, in certain contexts, on the development and commercialization of OncoSignature, a companion diagnostic candidate. Companion diagnostics identify patients who are most likely to benefit from a particular therapeutic product; identify patients likely to be at increased risk for serious side effects as a result of treatment with a particular therapeutic product; or monitor response to treatment with a particular therapeutic product for the purpose of adjusting treatment to achieve improved safety or effectiveness. Companion diagnostics are regulated as medical devices by the FDA. In the United States, the FDCA and its implementing regulations, and other federal and state statutes and regulations govern, among other things, medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import, and post-market surveillance. Unless an exemption or FDA exercise of enforcement discretion applies, diagnostic tests generally require marketing clearance or approval from the FDA prior to commercialization. Three types of FDA marketing authorization apply to companion diagnostic devices: 510(k) clearance (Premarket Notification) for devices with a predicate, De Novo classification for moderate-risk devices without a predicate, and Premarket Approval (PMA) for high-risk devices. The FDA CDRH announcement of the Intent to Initiate the Reclassification Process for Most High Risk IVDs in January 2024 describes the FDA’s intent to reclassify certain companion diagnostics. This reclassification would allow manufacturers of certain types of tests to seek marketing clearance through the less burdensome 510(k) pathway rather than the PMA pathway, the most stringent type of FDA medical device review. Acrivon intends to pursue the De Novo pathway for marketing authorization of our OncoSignature companion diagnostic candidate(s).

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

Employees and Human Capital Resources

As of December 31, 2025, we had 74 full-time employees and two part-time employees. Of our 76 full- and part-time employees, approximately 44 have Ph.D. or M.D. degrees and 64 are engaged in research and development activities. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

Since our inception, we have incurred significant losses, and we expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net loss was $77.9 million and $80.6 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $274.9 million. Since our inception, we have financed our operations primarily with proceeds from the sales of shares of our convertible preferred stock and the issuance of convertible notes, proceeds raised in our IPO and concurrent private placement and proceeds from our April 2024 Private Placement. We have no products approved for commercialization and have never generated any revenue from product sales.

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

We are a clinical-stage biotechnology company with a limited operating history. We commenced operations in March 2018, and our operations to date have been largely focused on organizing and staffing our company, business planning, raising capital, building our AP3 platform, developing our manufacturing capabilities and developing our clinical and preclinical drug candidates, including undertaking preclinical studies and conducting clinical trials. To date, we have not yet demonstrated our ability to successfully complete pivotal clinical trials, obtain regulatory approvals, manufacture a product on a commercial scale, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization, and we may not be successful in doing so. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing products.

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

As of December 31, 2025, we had cash, cash equivalents and investments of $118.6 million. We believe that our existing cash, cash equivalents and investments as of December 31, 2025, will be sufficient to fund our operating expenses and capital expenditure requirements into the second quarter of 2027. This estimate is based on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities, acquisitions of additional drug candidates and changes in regulation. The timing and amount of our funding requirements will depend on many factors, including but not limited to:

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

Using our AP3 platform, we have developed predictive OncoSignature tests for our clinical drug candidate, ACR-368, as well as for two other clinical-stage drug candidates. Negative results in the development of ACR-368 may also impact our ability to successfully develop other drug candidates, either at all or within anticipated timeframes because, although other drug candidates may target different indications, the underlying technology platform, and specifically the use of an OncoSignature test, to identify patient responders is conceptually the same for certain of our drug candidates requiring an OncoSignature for patient selection. Accordingly, a failure in any one program may decrease trust in our AP3 platform’s ability to successfully deploy OncoSignature tests in the clinic. In addition, if ACR-368 shows unexpected adverse events or a lack of efficacy in the indications we intend to treat, or if we experience other regulatory or developmental issues, our development plans and business could be harmed. We cannot guarantee the successful clinical development, approval and commercialization of ACR-368.

The regulatory approval processes of the FDA and comparable foreign regulatory authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our drug candidates, on a timely basis or at all, our business will be substantially harmed.

Our lead drug candidate is currently in Phase 2 clinical development under a master protocol designed for expedited drug development in certain contexts using our ACR-368 OncoSignature test. We cannot guarantee that we will achieve sufficient ORR for marketing approval. For our preclinical drug candidates, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our drug candidate in humans before obtaining marketing approval from regulatory authorities. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to the outcome.

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

Moreover, Congress is considering potential changes to the Accelerated Approval Program that could impact our ability to obtain Accelerated Approval, or increase the burdens associated with postmarketing requirements in the event we do obtain Accelerated Approval. In particular, the FDA must specify certain conditions for required postapproval studies for products that receive Accelerated Approval, which may include enrollment targets and milestones, including the target date for study completion, by the time the drug is approved. The FDA may also require postapproval studies to be underway at the time of Accelerated Approval or within a specified time period following Accelerated Approval for such drugs, and must explain any instances where it does not require such studies. The FDA’s January 2025 draft guidance on “Accelerated Approval and Considerations for Determining Whether a Confirmatory Trial is Underway,” while not finalized, suggests that the FDA generally intends to consider a confirmatory trial to be “underway” prior to accelerated approval if (1) the trial has a target completion date that is consistent with diligent and timely conduct of the trial, considering the nature of the trial’s design and objectives, (2) the sponsor’s progress and plans for postapproval conduct of the trial provide sufficient assurance to expect timely completion of the trial, and (3) enrollment of the confirmatory trial has been initiated.

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

The successful clinical development of some of our drug candidates may depend in part on the co-approval of an OncoSignature test as a companion diagnostic test. If we or our companion diagnostic collaborator are unable to obtain regulatory approval for our OncoSignature companion diagnostic tests for such drug candidates, we may not obtain regulatory approval and realize the commercial potential of certain drug candidates.

A key part of our development strategy for some of our drug candidates is identifying subsets of patients with specific types of tumors. The identification of these patients will require the use and development of companion diagnostics. According to the FDA’s 2014 guidance document on “In Vitro Companion Diagnostic Devices”, for novel therapeutic products that depend on the use of a diagnostic test and where the diagnostic device could be essential for the safe and effective use of the corresponding therapeutic product, the premarket application for the companion diagnostic device should be developed and approved or cleared contemporaneously with the therapeutic, although the FDA recognizes that there may be cases when contemporaneous development may not be possible. However, in cases where a drug cannot be used safely or effectively without the companion diagnostic, the FDA’s guidance indicates it will generally not approve the drug without the approval or clearance of the diagnostic device. The FDA also issued a draft guidance in July 2016 setting forth the principles for co-development of an in vitro companion diagnostic device with a therapeutic product and final guidance in April 2020 offering considerations for the development and labeling of diagnostic devices intended to support the use of multiple oncology therapeutic products. The draft guidance describes principles to guide the development and contemporaneous marketing authorization for the therapeutic product and its corresponding in vitro companion diagnostic.

We do not have experience or capabilities in developing or commercializing diagnostics, and we have limited history with operating our CLIA-certified laboratory. We have not commercialized or submitted or obtained 510(k) clearance, De Novo classification, or Premarket Approval Application, or PMA, for any companion diagnostic, and any setbacks we encounter could delay any commercial launch of ACR-368, if approved. It may be necessary to resolve issues such as selectivity/specificity, analytical validation, reproducibility, or clinical validation of companion diagnostics during the development and regulatory approval processes. Moreover, even if data from preclinical studies and early clinical trials appear to support development of a companion diagnostic for a drug candidate, data generated in later clinical trials may fail to support the analytical and clinical validation of the companion diagnostic. We and our future collaborators may encounter difficulties in developing, obtaining regulatory approval for, manufacturing and commercializing companion diagnostics similar to those we face with respect to our drug candidates, including issues with achieving regulatory clearance or approval, production of sufficient quantities at commercial scale and with appropriate quality standards, and in gaining market acceptance. If we are unable to successfully develop companion diagnostics for our drug candidates, or experience delays in doing so, the development of these drug candidates may be adversely affected, these drug candidates may not obtain marketing approval, and we may not realize the full commercial potential of any of these therapeutics that have or may obtain marketing approval. We may not be able to enter into arrangements with another diagnostic company to develop and obtain regulatory approval for an alternative diagnostic test for use in connection with the development and commercialization of our drug candidates or do so on commercially reasonable terms, which could adversely affect and/or delay the development or commercialization of our therapeutic candidates or therapeutics.

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

Further, requirements for companion diagnostics may evolve. The FDA has been paying particular focus to laboratory developed tests (“LDTs”), which includes some in vitro diagnostic products. The FDA issued a final rule in May 2024 that would have subjected many LDTs to regulatory requirements including, in some cases, premarket authorization. A federal district court vacated the FDA final rule in May 2025, holding that LDTs are not subject to FDA regulation. The FDA rescinded the final rule in September 2025. The FDA has not indicated how it will interpret the court ruling or whether it will seek a different regulatory approach with respect to LDTs or components thereof. If the FDA were to develop an alternate approach to regulating LDTs, or if Congress were to enact legislation giving FDA authority to regulate our current or future LDTs, or any related components, materials, or software, that may delay or prevent approval of companion diagnostic products, such as the OncoSignature diagnostic product.

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

Although we received clearance from the FDA for an IND to advance ACR-368 in Phase 2 single arm clinical trials conducted under the master protocol as well as IND clearance for ACR-2316 to advance into a Phase 1 clinical trial, we may not be able to file INDs for our other drug candidates on the timelines we expect. For example, we may experience, or our partners may experience, manufacturing delays or other delays with IND-enabling studies. Further, requirements for master protocols may evolve and we may not be able to conduct future trials under a master protocol. In December 2023, the FDA published a draft guidance, Master Protocols for Drug and Biological Product Development, which provides recommendations on the design and analysis of trials conducted under a master protocol as well as guidance on the submission of documentation to support regulatory review. Evolving requirements for master protocols may delay or inhibit future trials relying on a master protocol. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing further clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that such regulatory authorities will not change their requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs or to a new IND. Any failure to file INDs on the timelines we expect or to obtain regulatory approvals for our trials may prevent us from completing our clinical trials or commercializing our products on a timely basis, if at all.

If we experience delays or difficulties in enrolling patients in our ongoing or planned clinical trials, our receipt of necessary regulatory approval could be delayed or prevented.

We may not be able to initiate or continue our ongoing or planned clinical trials if we are unable to identify and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or comparable foreign regulatory authorities. In addition, some of our competitors currently have ongoing clinical trials for drug candidates that would treat the same patients as our lead clinical drug candidate, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ drug candidates. We also perform ACR-368 OncoSignature testing in our clinical trial. If we encounter delays or technical challenges, enrollment in our clinical trials may be substantially delayed. Patient enrollment is also affected by other factors, including but not limited to:

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

Additionally, the FDA may modify or enhance trial requirements which may affect enrollment. In August 2023, the FDA published a guidance document, Informed Consent, Guidance for IRBs, Clinical Investigators, and Sponsors, which supersedes past guidance and finalizes draft guidance on informed consent. Further, in December 2023, the FDA published a final rule, Institutional Review Board Waiver or Alteration of Informed Consent for Minimal Risk Clinical Investigations, which allows exceptions from informed consent requirements when a clinical investigation poses no more than minimal risk to the human subject and includes appropriate safeguards to protect the rights, safety, and welfare of human subjects. These guidance documents present evolving requirements for informed consent which may affect recruitment and retention of patients in clinical trials. Effects on recruitment and retention of patients may hinder or delay a clinical trial and could cause a significant setback to an applicable program.

Additionally, in June 2023, the FDA published a draft guidance, E6(R3) Good Clinical Practice (GCP), which seeks to unify standards for clinical trial data for ICH member countries and regions. Changes to data requirements may cause the FDA or comparable foreign regulatory authorities to disagree with data from preclinical studies or clinical trials, and may require further studies.

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

Healthcare providers, including physicians, and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any drug candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors subject us to various federal and state fraud and abuse laws and other healthcare laws, including, without limitation, the federal Anti-Kickback Statute, the federal civil and criminal false claims laws and the law commonly referred to as the Physician Payments Sunshine Act, as well as regulations promulgated under such laws. These laws will impact, among other things, our clinical research, proposed sales, marketing and educational programs, and other interactions with healthcare professionals. In addition, we may be subject to patient privacy laws by both the federal government and the states in which we conduct or may conduct our business. See “Part I, Item 1, Business—Government Regulation—Other Healthcare Laws and Compliance Requirements” of our Annual Report for the year ended December 31, 2025, for more information on the healthcare laws and regulations that may affect our ability to operate.

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

In the United States, the European Union and other jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could prevent or delay marketing approval or licensure of our product candidates, restrict or regulate post-approval activities, and affect our ability to profitably sell any product candidates for which we obtain marketing approval or licensure. In the United States, the biopharmaceutical industry has been a particular focus of these efforts and has been significantly affected by legislative initiatives. Current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any FDA-approved product. For example, the Inflation Reduction Act (IRA), which was signed into law on August 16, 2022, allows Medicare to: beginning in 2026, establish a “maximum fair price” for a fixed number of pharmaceutical and biological products covered under Medicare Parts B and D following a price negotiation process with the Centers for Medicare and Medicaid Services (CMS); and, beginning in 2023, penalize drug companies that raise prices for products covered under Medicare Parts B and D faster than inflation, among other reforms. CMS has taken a number of steps to implement the IRA, including: releasing the negotiated maximum prices, which will be effective in 2026, for the first ten drugs that were subject to the IRA’s negotiation process, releasing quarterly lists of Medicare Part B products that are subject to adjusted coinsurance rates based on the inflationary rebate provisions of the IRA, and announcing a list of fifteen additional drugs that will be subject to price negotiations during 2025. While it remains to be seen how the drug pricing provisions imposed by the IRA will affect the broader pharmaceutical industry, several pharmaceutical manufacturers and other industry stakeholders have challenged the law, including through lawsuits brought against HHS, the Secretary of HHS, CMS, and the CMS Administrator challenging the constitutionality and administrative implementation of the IRA’s drug price negotiation provisions. It is unclear how future regulatory actions to implement the IRA, as well as the outcome of pending litigation against the IRA brought against the Department of Health and Human Services (HHS), the Secretary of HHS, CMS, and the CMS Administrator challenging the constitutionality and administrative implementation of the IRA’s drug price negotiation provisions, may affect our products and future profitability. Reductions in reimbursement levels may also negatively impact the prices we receive or the frequency with which our products are prescribed or administered, with any reduction in reimbursement from Medicare or other government programs potentially resulting in a similar reduction in payments from private payors. See “Part I, Item 1, Business—Government Regulation—Healthcare Reform” of our Annual Report for the year ended December 31, 2025, for more information on specific healthcare reform measures that may affect our business.

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

Future disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including in October 2025, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. If a prolonged government shutdown were to occur in the future, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, the current or future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

If a prolonged government shutdown occurs in the future, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

It is also possible that current or future litigation or action by Congress could change the scope of available orphan exclusivity. Any changes to the orphan drug provisions could change our opportunities for, or likelihood of success in obtaining, orphan drug designation and/or exclusivity and would materially adversely affect our business, results of operations, financial condition and prospects.

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

On May 8, 2023, ACR-368 was granted two Fast Track designations from the FDA for the investigation of ACR-368 monotherapy for patients with OncoSignature-positive platinum-resistant ovarian cancer and EC. We may seek Fast Track designation for certain of our future drug candidates, but there is no assurance that the FDA will grant this status to any of our proposed drug candidates and we might only be successful in receiving a Fast Track designation from the FDA for a drug candidate after applying on more than one occasion. Sponsors may have greater interactions with the FDA and marketing applications filed by sponsors of products in Fast Track development may qualify for priority review and rolling review under the policies and procedures offered by the FDA, but the receipt of a Fast Track designation does not assure any such qualification or ultimate marketing approval by the FDA. The FDA has broad discretion whether or not to grant a Fast Track designation, so even if we believe a particular drug candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. Even if we do receive a Fast Track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures, and receiving a Fast Track designation does not provide assurance of ultimate FDA approval. In addition, the FDA may withdraw a Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. In addition, the FDA may withdraw any Fast Track designation at any time.

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

The FDA has also implemented a Breakthrough Device program that is intended to help patients receive more timely access to breakthrough medical technologies that have the potential to provide more effective treatment or diagnosis for life-threatening or irreversibly debilitating diseases or conditions. A device also must meet one of the following criteria: (i) it represents breakthrough technology; (ii) there is no approved or cleared alternative; (iii) it offers significant advantages over existing cleared or approved devices; or (iv) availability of the device is in the best interest of patients. Under the program, device candidates are eligible to receive priority review and interactive communications from the FDA regarding device development and clinical trial protocols, all the way through to commercialization decisions. On November 16, 2023, the FDA granted Breakthrough Device Designation to the ACR-368 OncoSignature assay for the identification of ovarian cancer patients who may benefit from ACR-368 treatment. On January 21, 2025, the FDA granted Breakthrough Device Designation to the ACR-368 OncoSignature Assay for the identification of EC patients who may benefit from treatment with ACR-368.

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

On June 28, 2024, the U.S. Supreme Court issued an opinion holding that courts reviewing agency action pursuant to the Administrative Procedure Act (APA) “must exercise their independent judgment” and “may not defer to an agency interpretation of the law simply because a statute is ambiguous.” The decision will have a significant impact on how lower courts evaluate challenges to agency interpretations of law, including those by the HHS, FDA, CMS and other agencies with significant oversight of the biopharmaceutical industry. The new framework is likely to increase both the frequency of such challenges and their odds of success by eliminating one way in which the government previously prevailed in such cases. As a result, significant regulatory policies will be subject to increased litigation and judicial scrutiny.

In addition, federal agency priorities, leadership, policies, rulemaking, communications, spending, and staffing may be significantly impacted by election cycles and legislative developments. For example, the current presidential administration’s commitment to significantly reduce government spending through cuts to federal healthcare programs and reductions in the workforces of key government agencies, such as the HHS, FDA, and CMS. Efforts by the current administration to limit federal agency budgets or personnel may result in reductions to agency budgets, employees, and operations. The administration and agencies have also made abrupt announcements about new or changed regulatory policies, such as policies related to the use of artificial intelligence to review product applications. And, the recent federal government shutdown may prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, and may significantly impact the ability of the FDA to timely review and process our regulatory submissions. These developments may lead to greater uncertainty regarding FDA policies, slower response times and longer review periods, potentially affecting our ability to progress development of our product candidates or obtain regulatory approval for our product candidates.

Any resulting changes in regulation may result in unexpected delays, increased costs, or other negative impacts on our business that are difficult to predict. Also, changes in the administration’s policies and personnel may result in decisions contrary to or overriding those previously made by government personnel under prior administrations.

Our business activities have been, and may in the future be, challenged under U.S. federal or state and foreign healthcare laws, which may subject us to civil or criminal proceedings, investigations, or penalties.

The current U.S. administration, HHS, and FDA announced in September 2025, an initiative intended to ensure transparency and accuracy in direct-to-consumer (“DTC”) prescription drug advertisements through a series of reforms that are expected to include FDA rulemaking, additional enforcement action, and expanded regulatory oversight of digital and social media promotional activities. Failure to comply with applicable FDA requirements and restrictions in the area of promotional activities (including those that currently apply or may apply in the future to DTC advertising) may subject a company to adverse enforcement action by the FDA, the Department of Justice, or the Office of the Inspector General of HHS, as well as state authorities. This could subject us to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which we promote or distribute a drug. Any such failures could also cause significant reputational harm. The FDA may take enforcement action for promoting unapproved uses of a product or other violations of its advertising laws and regulations.

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

If we were to experience an unexpected loss of supply of or if any supplier were unable to meet our demand for any of our drug candidates, we could experience delays in our research or ongoing and planned clinical trials or commercialization. We could be unable to find alternative suppliers of acceptable quality, in the appropriate volumes who could meet our timelines at an acceptable cost. Moreover, our suppliers are often subject to strict manufacturing requirements and rigorous testing requirements, which could limit or delay production. The long transition periods necessary to switch manufacturers and suppliers, if necessary, could significantly delay our preclinical studies, our clinical trials and the commercialization of our products, if approved, which could materially adversely affect our business, financial condition and results of operations.

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

We have existing partnerships and license agreements, including with Lilly for ACR-368. Moreover, a part of our business strategy is to carefully evaluate and, as deemed appropriate, potentially enter into partnerships in the future, including with major biotechnology or pharmaceutical companies. We have limited capabilities for product development and do not yet have any capability for commercialization. Accordingly, we may enter into partnerships with other companies to provide us with additional drug candidates and funding for our programs and AP3 platform. If we fail to enter into or maintain partnerships on reasonable terms or at all, our ability to develop our existing or future research programs and drug candidates or to identify future drug candidates through the application of our AP3 platform and OncoSignature companion diagnostics could be delayed, the commercial potential of our product could change and our costs of development and commercialization could increase. Furthermore, we may find that our programs require the use of intellectual property rights held by third parties, and the growth of our business may depend in part on our ability to acquire or in-license these intellectual property rights.

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

We anticipate several biopharmaceutical companies will aim to develop precision oncology approaches for the larger subsets of cancers where genetics has proven insufficient for patient responder identification over the next decade. We expect that the broader biopharmaceutical field will eventually recognize proteomics as the next era of precision medicine. We are aware of several competitors with CHK inhibitors, including Boundless Bio (BBI-355, discontinued), Sierra Oncology (SRA737, discontinued), and Sentinel Oncology (SOL578), WEE1 inhibitors, including Astrazeneca/Merck (adavosertib, discontinued), Zentalis (azenosertib), Debiopharm (Debio0123), Impact Therapeutics (IMP7068), Shouya Holdings (SY-4835), Aprea (APR-1051), BioCity Biopharma (SC0191), Wigen Biomedicine Technology (WJ05), HUYA Biomedicines (HBI-2448), and WEE1 degrader from Bristol Myers Squibb (WEE1 CELMoD), and PKMYT1 inhibitors, including Repare Therapeutics (lunresertib), Qilu Pharma (QLS1209), and Evariste (EVT-0003023). There is one competitor that we know of developing a dual WEE1/PKMYT1 inhibitor, Schrödinger (SGR-3515).

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

As of December 31, 2025, we had 74 full-time employees and 2 part-time employees. As our development progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical product development, regulatory affairs and, if any of our drug candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. Our choice to focus on multiple therapeutic areas may negatively affect our ability to develop adequately the specialized capability and expertise necessary for operations. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

We have issued US patents covering the composition-of-matter and the salt form of ACR-368 through 2030 and 2037, respectively, including PTA, but without patent term extension, and also seek protection through our OncoSignature patent filings. Corresponding rest of world patents are through 2029 and 2036. We expect to seek extensions of patent terms in the United States and, if available, in other countries where we are prosecuting patents. In the United States, the Drug Price Competition and Patent Term Restoration Act of 1984 permits a patent term extension of up to five years beyond the normal expiration of the patent, which is limited to the approved indication (or any additional indications approved during the period of extension). However, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their drug earlier than might otherwise be the case.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of March 16, 2026, we had 38,744,446 shares of common stock outstanding. This includes 7,550,000 shares sold in our IPO, which may be resold in the public market. As of March 16, 2026, approximately 14.6 million shares were held by our affiliates, who are generally restricted from selling pursuant to securities laws. Our shares may be resold and the market price of our stock could decline if the holders of currently-restricted shares sell them or are perceived by the market as intending to sell them.

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

As of December 31, 2025, we had approximately $153.2 million in federal net operating loss carryforwards and $156.4 million in state net operating loss carryforwards. The federal net operating loss carryforward can be carried forward indefinitely while the state net operating loss carryforward will begin to expire in varying amounts in 2038. The net operating loss carryforwards subject to expiration could expire unused and be unavailable to offset future income tax liabilities. Under the 2017 Tax Cuts and Jobs Act, or the Tax Act, as modified by the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, federal net operating losses generated in taxable years beginning after December 31, 2017 and in future taxable years, if any, will not expire and may be carried forward indefinitely, but the deductibility of such federal net operating losses in taxable years beginning after December 31, 2020 are limited to the lesser of the net operating loss carryover or 80% of the corporation’s adjusted taxable income (subject to Section 382 of the Internal Revenue Code of 1986, as amended, or the Code). There is variation in how states are responding to the Tax Act and CARES Act. In addition, for state income tax purposes, there may be periods during which the use of net operating losses, or NOLs, is suspended or otherwise limited.

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

As of the date of this report, we have not identified cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, our business strategy, results of operation or financial condition. We have a formalized incident response policy in place. For additional information regarding risks from cybersecurity threats, please refer to Item 1A, “Risk Factors”, of this Annual Report.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock began trading on the Nasdaq Global Market on November 15, 2022, under the symbol “ACRV”. Prior to that time, there was no public market for our common stock.

Holders of Record

As of March 16, 2026, there were 6 holders of record of our common stock. This number was derived from our stockholder records and does not include beneficial owners of our common stock whose shares are held in “street” name with various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

Recent Sales of Unregistered Equity Securities

During the three years ended December 31, 2025, we did not sell unregistered equity securities that were not previously disclosed in a Current Report on Form 8-K or Quarterly Report on Form 10-Q.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes and other financial information included elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Special Note Regarding Forward-Looking Statements” and “Risk Factors” sections of this Annual Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Unless the context requires otherwise, references in this Annual Report to “Acrivon” the “Company”, “we”, “us”, and “our” refer to Acrivon Therapeutics, Inc. and its subsidiaries.

Overview

We are a clinical-stage biotechnology company discovering and developing precision medicines utilizing our proprietary Generative Phosphoproteomics Acrivon Predictive Precision Proteomics, or AP3, platform. We have established the Generative Phosphoproteomics AP3 platform which is designed to allow us to quantify the drug-regulated compound-specific effects and pathway activity levels inside the intact cell in an unbiased manner. As such, all drug-regulated effects on the disease-driving, upregulated pathways and active proteins are revealed for each compound that we profile. The Generative Phosphoproteomics AP3 platform is comprised of a growing suite of powerful, internally developed tools, including the AP3 Interactome, the AP3 Kinase Substrate Relationship Predictor, the AP3 Data Portal, designed to enable the conversion of multimodal data into structured data amenable for generative AI analyses, and the AP3 Chatbot. Through the combination of these distinctive tools and capabilities, the platform enables us to go beyond current AI target-centric drug discovery and to rapidly design highly differentiated compounds with high target specificity and optimal, desirable pathway effects on the intracellular signaling network to mechanistically address the underlying molecular cause of disease. The integrated analyses of our AP3-generated proprietary datasets through a unified computational interface enables streamlined transition from preclinical to the clinical phase, as exemplified by the development of ACR-2316. Importantly, all drug-regulated effects on the disease-driving, upregulated pathways and active proteins are revealed for each compound that we profile. We apply these distinctive capabilities of AP3 for rational drug design optimization for monotherapy activity, the identification of drug combinations, novel target identification, the evaluation of potential in-licensing candidates, identification of potential mechanism based adverse events, and patient response prediction.

By applying our highly specific patient selection approach, and other AP3 applications, to drug development, we seek to both accelerate clinical development and significantly increase the probability of successful treatment outcomes for patients. Our pipeline includes our Phase 2b lead program, ACR-368, also known as prexasertib, a precision oncology asset in-licensed from Lilly that targets CHK1 and CHK2, or CHK1/2. In past Lilly-sponsored trials, ACR-368 was dosed in more than 400 patients at the recommended Phase 2 dose, or RP2D, with reported deep, durable responses, including complete responses, or CRs, in a proportion of patients with solid tumors in past single center and multi-center Phase 2 clinical trials in tumor indications with high unmet need. ACR-368 also demonstrated a generally favorable safety and tolerability profile with primarily reversible hematological toxicity and very limited non-hematological adverse events.

While Lilly had explored ACR-368 in many solid tumor types in the above-mentioned studies, they never tested EC. Using our AP3 platform we generated a protein-based tumor biopsy test, called OncoSignature, designed to prospectively predict treatment benefit of ACR-368 at an individual patient level. Using the OncoSignature for screening across routine-processed human tumor types (so-called “Indication finding”) we identified EC as a tumor type which was predicted to be particularly sensitive to ACR-368. Based on this, we received clearance from the FDA for an IND application to advance ACR-368 in Phase 2 single arm clinical trials in multiple tumor types including EC, conducted under the FDA program known as the master protocol, which was developed to help expedite drug development in multiple tumor types for drugs with an established RP2D within the same overall trial structure. Subjects in arm 1 of the ACR-368-201 study are stratified for treatment based on BM+ predicted sensitivity to ACR-368, across multiple sites in the United States in this registrational intent trial. Through the use of our OncoSignature test for prospective responder identification, we intend to significantly increase the overall response rate, or ORR, across tumor types sensitive to ACR-368.

Based on interim clinical data from the ACR-368-201 trial, we found that the confirmed ORR in Arm 1 or EC was 39%, and 44% in patients treated with ≤2 prior lines of therapy, or pLoT. Across pooled BM+ and BM- subjects with serous EC, ≤2 pLoT showed a confirmed ORR of 52%. Serous EC is a very high unmet need and extremely aggressive form of EC, contributing to ~50% of all EC mortality. Based on this finding, arms 3 and 4 have been added to the study. Arm 3 is investigating ACR-368 in serous EC subjects with up to two pLoT without the need for pre-treatment tumor biopsy or biomarker stratification (“a serous all comer”), and utilizes ULDG as a sensitizer. Arm 4 will investigate the same “serous all comer” subject group but without ULDG sensitization (ACR-368 monotherapy).

Exploratory arm 2 of the study has been completed having achieved our objectives which were to assess whether ULDG might contribute to the efficacy of ACR-368 in tumors that otherwise are BM- and predicted not to respond and to assess the safety of ULDG. Both objectives have been achieved. We have observed separation of the lower bound of the 95th percentile confidence interval from the prespecified target ORR indicating ULDG may contribute to ACR-368 clinical activity, and per the above a manageable tolerability profile with primarily mechanism-based AEs.

We have previously confirmed in preclinical studies that ULDG sensitizes both BM- and BM+ tumors to ACR-368, as predicted by the AP3 platform, and this is consistent with an upregulation of the ACR-368 OncoSignature biomarkers in both human tumor cell lines and in human tumor xenograft mouse models after ULDG treatment. Consistent with this, ACR-368 is also being studied in combination with ULDG in additional indications, such as squamous cell carcinomas, including squamous cell cancer, or SCC, of head and neck (H&N), or SCCHN, in an Investigator-Initiated Trial (IIT). Given broad anti-tumor activity observed in past trials in other tumor types, we will potentially study ACR-368 in additional tumor types, potentially with ULDG, where there is high unmet need and competitive positioning opportunity. For example, we are assessing trial initiation in myelodysplastic syndrome/myeloproliferative neoplasms (MDS/MPN), diseases with high unmet need, based on transcription factor gene mutations rendering these malignancies sensitive to CHK1/2 as observed in various preclinical studies, including studies using ACR-368.

We are also leveraging our proprietary Generative Phosphoproteomics AP3 precision medicine platform for streamlined drug discovery through AP3-based drug optimization in intact cells and co-crystallography and to develop our internally-discovered pipeline programs. These include ACR-2316, our second clinical-stage asset, which is a novel, selective, dual WEE1/PKMYT1 inhibitor designed specifically for enhanced therapeutic index by achieving superior single-agent activity through strong activation of not only CDK1 and CDK2 but also of PLK1 to drive pro-apoptotic cell death, as observed in preclinical studies against benchmark inhibitors, combined with exquisite selectivity.

ACR-2316 entered clinical development in the third quarter of 2024, two quarters ahead of original timelines, and the Phase 1 monotherapy clinical trial of ACR-2316 is currently in the dose escalation portion of this trial. The Phase 1 study is designed to assess the safety and tolerability of ACR-2316. Additionally, the study will seek to establish the pharmacokinetic profile, evaluate preliminary anti-tumor activity and determine the recommended Phase 2 monotherapy dose. Dose optimization is being guided by drug target engagement in alignment with the FDA’s Project Optimus. The company provided initial clinical data in January 2026 based on a December 22, 2025 EDC data extract. Data from a total of 33 patients were dosed across two weekly oral dosing schedules was reported. Based on this data, the company has successfully established two weekly oral dosing regimens of 160 mg QD on a 3d on / 4d off and 240 mg QD 2d on / 5d off weekly administration schedules, with a favorable tolerability profile with transient, mechanism-based hematological adverse events, predominantly neutropenia. A cohort aiming to establish a bi-weekly 2d on / 12d off dosing regimen has been initiated, based on projected enhanced single agent activity and to provide for further dosing flexibility in potential future combination studies. Clinical activity observed at dose level 120 mg and above, with tumor shrinkage in 9 out of 20 evaluable patients, including a confirmed PR in a subject with EC and unconfirmed partial responses in subjects with SCLC and sqNSCLC, two tumor types which have not shown sensitivity to other clinical WEE1 or PKMYT1 inhibitors currently in development.

In addition, the company is advancing ACR-6840, an internally discovered development candidate targeting CDK11. In preclinical studies, ACR-6840 has been shown to be pro-apoptotic in aggressive AML cell lines, potently downregulates MCL1, and shown synergy with BCL2 inhibitors.

Since our inception in 2018, we have devoted substantially all of our resources toward conducting discovery and research activities, organizing and staffing our company, business planning, acquiring and internally discovering drug candidates, establishing and protecting our intellectual property portfolio, developing and progressing ACR-368 and the ACR-368 OncoSignature, preparing for and conducting preclinical studies and clinical trials, establishing arrangements with third parties for the manufacture of ACR-368, the ACR-368 OncoSignature and component materials, advancing our internal co-crystallography-driven, AP3-enabled preclinical programs, conducting preclinical studies, establishing arrangements with third parties for the manufacture of ACR-2316, initiating a Phase 1b clinical trial for ACR-2316, and initiating IND enabling studies for ACR-6840, as well as raising capital. We do not have any drug candidates approved for sale and have not generated any revenue from drug sales.

Since inception, we have funded our operations primarily with proceeds from the sales of shares of our convertible preferred stock, the issuance of convertible notes, our IPO and concurrent private placement, and the 2024 PIPE. Upon the closing of our IPO on November 17, 2022, only common stock remains issued and outstanding. In addition, on April 8, 2024, we entered into a Private Investment in Public Equity, or PIPE, securities purchase agreement, or the PIPE Purchase Agreement, for the April 2024 Private Placement. Pursuant to the PIPE Purchase Agreement, we agreed to issue and sell to the PIPE investors an aggregate of (i) 8,235,000 shares of our common stock at a purchase price of $8.50 per share, and (ii) Pre-Funded Warrants to purchase up to an aggregate of 7,060,000 shares of our common stock at a purchase price of $8.499 per Pre-Funded Warrant, which represents the per share purchase price of our common stock less the $0.001 per share exercise price for each Pre-Funded Warrant. As of December 31, 2025, the

Pre-Funded Warrants are exercisable at any time after the date of issuance and do not expire. The April 2024 Private Placement closed on April 11, 2024, for aggregate net proceeds of $123.8 million, after deducting fees and expenses of $6.2 million.

We have incurred recurring operating losses since inception. Our net losses for the years ended December 31, 2025 and 2024 were $77.9 million and $80.6 million, respectively. As of December 31, 2025, we had an accumulated deficit of $274.9 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, particularly if and as we:

•
continue to conduct or initiate new preclinical studies and clinical trials for our clinical-stage assets, ACR-368 and ACR-2316;
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

As of December 31, 2025, we had cash, cash equivalents and investments of $118.6 million. We believe that our existing cash, cash equivalents and investments as of December 31, 2025, will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See the section titled “—Liquidity and Capital Resources”.

Companion Diagnostic Agreement

In June 2022, we entered into a companion diagnostic agreement, or the Akoya Agreement, with Akoya, pursuant to which we agreed to co-develop, validate, and commercialize our proprietary ACR-368 OncoSignature test, the companion diagnostic that will be used to identify patients with EC most likely to respond to ACR-368.

Pursuant to the agreement, Akoya, in partnership with us, agreed to develop, clinically validate, seek regulatory approval for, and, pending ACR-368 approval, commercialize the OncoSignature test required for prescribing ACR-368. Development of the CDx will be overseen by a joint steering committee. Each party was required to use commercially reasonable efforts to carry out its activities under the agreement. The agreement contained certain mutual exclusivity obligations of the parties with respect to the biomarkers and drug target, subject to certain specified limitations, including in the event that Akoya is unable to sufficiently supply commercial needs of such CDx.

On February 18, 2026, we announced the completion and certification of our internally, wholly-owned and operated CLIA certified laboratory, located on premises in Watertown, Massachusetts. With these in-house capabilities, including the ability to receive human ptient samples to ultimately run the OncoSignature test in-house, on February 25, 2026, we and Akoya entered into a Termination and Transition Agreement pursuant to which we have mutually agreed to terminate the OncoSignature Companion Diagnostic Agreement, dated June 17, 2022, by and between us and Akoya. The termination does not involve any financial payments from or to any of the parties to such agreement. Akoya and we have agreed to a transition plan to ensure all applicable procedures, materials and know-how related to Akoya’s previous ACR-368 OncoSignature related testing and development activities are transferred to us. We will transition ACR-368 OncoSignature testing to our newly launched, fully certified, internal CLIA laboratory. By bringing CLIA operations and laboratory resources in-house, we believe that we have gained enhanced capabilities and efficiencies to support the development of its current and future targeted therapeutic agents. This includes full control over the identification of predictive biomarkers, the development of companion diagnostics, indication finding, and the streamlining of potential co-regulatory approvals and co-commercialization of therapeutic and diagnostic products. As part of the termination, during the transfer of clinical testing to our CLIA laboratory, Akoya is expected to continue to meet all ACR-368 OncoSignature clinical testing requirements to support our ongoing registrational-intent Phase 2b study. Effective immediately and as part of the termination, we have ensured full development and commercialization rights to our proprietary ACR-368 OncoSignature test.

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

Operating Expenses

Research and Development

The majority of our expenses have been research and development expenses, which consist primarily of costs incurred in connection with the development of ACR-368 and ACR-2316, and the ACR-368 OncoSignature, as well as our research and development activities, including our drug discovery efforts. We expense research and development costs as incurred, which include:

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
•
direct cost for conducting internal research and development to generate preclinical validation data for ACR-368 including the ACR-368 OncoSignature, for ACR-2316, and for our internal preclinical drug discovery programs inclusive of ACR-6840;
•
Costs related to the establishment of our CLIA laboratory;
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

We record direct costs for our development, discovery, and early-stage drug candidates at the program level. Our indirect research and development costs are primarily personnel-related costs, facilities, and other costs. Employees and infrastructure are not directly tied to any one program and are deployed across our programs. As such, we do not track these costs on a specific program basis.

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

The successful development of our ACR-368 and ACR-368 OncoSignature test, ACR-2316, or any other future drug candidates, is highly uncertain. We plan to substantially increase our research and development expenses for the foreseeable future as we continue the development and manufacturing of ACR-368 and ACR-2316 and conduct discovery and research activities for our preclinical programs, inclusive of ACR-6840.

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

Other Income (Expense), Net

Interest Income

Interest income consists of income earned on cash equivalents and investments and amortization of premiums and accretion of discounts to maturity for available-for-sale debt securities.

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

As of December 31, 2025, we had $153.2 million and $156.4 million of federal and state net operating loss carryforwards, respectively. The federal net operating losses are not subject to expiration and the state net operating losses begin to expire in 2038. These loss carryforwards are available to reduce future federal and state taxable income, if any.

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

The following table summarizes our results of operations (in thousands):

	Year Ended December 31,
	2025	2024	Change
Operating expenses:
Research and development	$59,990	$63,992	$(4,002)
General and administrative	24,124	25,207	(1,083)
Total operating expenses	84,114	89,199	(5,085)
Loss from operations	(84,114)	(89,199)	5,085
Other income (expense), net:
Interest income	6,479	9,201	(2,722)
Other expense, net	(270)	(558)	288
Total other income, net	6,209	8,643	(2,434)
Net loss	$(77,905)	$(80,556)	$2,651

Research and Development Expenses

The following table summarizes our research and development expenses (in thousands):

	Year Ended December 31,
	2025	2024	Change
Direct research and development expenses by program:
ACR-368	$23,035	$34,135	$(11,100)
ACR-2316	7,523	3,384	4,139
Other drug discovery programs	2,294	4,037	(1,743)
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	21,816	18,184	3,632
Facilities, supplies and other	5,322	4,252	1,070
Total research and development expenses	$59,990	$63,992	$(4,002)

Research and development expenses were $60.0 million for the year ended December 31, 2025, compared to $64.0 million for the year ended December 31, 2024. The decrease of $4.0 million was primarily due to:

•
a $11.1 million net decrease in costs driven by fewer scheduled and incurred milestones in the year, as well as the prioritization of EC over other tumor types in the ACR-368 clinical trial;
•
a $4.1 million net increase in costs related to ACR-2316, our novel, internally-discovered clinical-stage asset. We initiated a clinical trial and related activities in the third quarter of 2024, which has continued to progress through 2025;
•
a $1.7 million net decrease in costs related to preclinical drug discovery activities progression, which prior to ACR-2316 initiation in the third quarter of 2024, had included ACR-2316 and in 2025 is significantly comprised of investment in ACR-6840, our internally discovered development candidate targeting CDK11;
•
a $3.6 million increase in personnel-related costs, including $0.9 million of changes to stock-based compensation expense, primarily due to an increase in research and development headcount and salaries over time; and
•
a $1.1 million increase in facilities, supplies and other expenses, primarily driven by an increase in headcount and related research activities.

General and Administrative Expenses

General and administrative expenses were $24.1 million for the year ended December 31, 2025, compared to $25.2 million for the year ended December 31, 2024. The decrease of $1.1 million was primarily due to a $0.9 million decrease in payroll and employee-related expenses, including $0.5 million of stock-based compensation expense, and a $0.2 million decrease in professional fees, facilities, supplies, and other expenses.

Total Other Income, Net

Total other income, net was $6.2 million for the year ended December 31, 2025, compared to total other income, net of $8.6 million for the year ended December 31, 2024. The change of $2.4 million is primarily attributable to a decrease in interest income and accretion earned on our investments.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not recognized any revenue and have incurred significant losses in each period and on an aggregate basis. We have not yet commercialized any drug candidates, and we do not expect to generate revenue from sales of any drug candidates or from other sources for several years, if at all. As of December 31, 2025, we had $118.6 million in cash, cash equivalents and investments, and we had an accumulated deficit of $274.9 million. We have funded our operations primarily with proceeds from the sales of shares of our convertible preferred stock, the issuance of convertible notes, our IPO and concurrent private placement, and our April 2024 Private Placement. We believe that our existing cash, cash equivalents and investments of $118.6 million as of December 31, 2025, will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2027.

Cash Flows

The following table summarizes our cash flows (in thousands):

	Year Ended December 31,
	2025	2024
Net cash used in operating activities	$(63,665)	$(65,669)
Net cash provided by (used in) investing activities	66,100	(51,771)
Net cash (used in) provided by financing activities	(749)	121,027
Net increase in cash, cash equivalents and restricted cash	$1,686	$3,587

Net Cash Used in Operating Activities

Net cash used in operating activities was $63.7 million for the year ended December 31, 2025, compared to net cash used in operating activities of $65.7 million for the year ended December 31, 2024. The decrease in net cash used in operating activities of 2.0 million was primarily driven by an decrease in net loss of $2.7 million.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $66.1 million for the year ended December 31, 2025, resulting from $149.5 million received in proceeds from maturities of investments, offset by purchases of investments of $81.7 million and purchases of property and equipment of $1.7 million.

Net cash used in investing activities was $51.8 million for the year ended December 31, 2024, resulting from purchases of investments of $202.9 million and purchases of property and equipment of $2.8 million, offset by $153.9 million in proceeds from maturities of investments.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities was $0.7 million for the year ended December 31, 2025, resulting from $0.7 million of payments for tax withholdings related to the vesting of restricted stock units.

Net cash provided by financing activities was $121.0 million for the year ended December 31, 2024, resulting from $130.0 million in proceeds from the April 2024 Private Placement and $0.1 million in proceeds from the exercise of stock options, offset by $6.5 million of payments of offering costs and $2.5 million of payments for tax withholdings related to the vesting of restricted stock units.

Funding Requirements

As of December 31, 2025, our cash, cash equivalents and investments were $118.6 million. We believe that our existing cash, cash equivalents and investments as of December 31, 2025, will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2027. We have based this estimate on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we expect.

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
•
the cash requirements of any future in-licenses,acquisitions or discovery of drug candidates;
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

Until such time, if ever, as we can generate substantial drug revenues to support our expenses, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations and other similar arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, or other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, drug candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts or grant rights to develop and market our drug candidates even if we would otherwise prefer to develop and market such drug candidates ourselves

Contractual Obligations

Leases

We lease laboratory and office space in Watertown, Massachusetts. This lease is classified as an operating lease, and will expire in April 2028, with an option to extend the term for an additional five years at then-market rental rates. Additionally, we also lease laboratory and office space in Lund, Sweden, which is classified as an operating lease. The term of the lease commenced in December 2023, has an initial term of three years, and will automatically renew for an additional term of three years unless we provide written notice of termination nine months prior to the termination date. In addition, we entered into an operating lease agreement in July 2024 for additional office and laboratory space adjacent to its existing leased space located in Lund, Sweden. The term of the lease commenced in September 2024. The lease has an initial term of three years and will automatically renew for an additional term of three years unless we provide written notice of termination nine months prior to the termination date. Future minimum commitments under these leases are $3.0 million as of December 31, 2025. Of the $3.0 million, $1.3 million is due in 12 months or less. See Note 7 in our consolidated financial statements appearing at the end of this Annual Report for more information on our lease obligations.

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

Companion Diagnostic Agreement

On February 25, 2026, we and Akoya entered into a Termination and Transition Agreement pursuant to which we have mutually agreed to terminate the OncoSignature Companion Diagnostic Agreement, dated June 17, 2022, by and between us and Akoya. Until this time, we had incurred contingent milestone payments that we were required to make under the companion diagnostic agreement. As of December 31, 2025, development and pre-commercialization milestones totaling $18.2 million have been achieved and paid to Akoya under the agreement. For additional information, see the section titled “Business—Licensing and Collaborations.”

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

Recent Accounting Pronouncements

A description of recently adopted and recently issued but not yet adopted accounting pronouncements that may potentially impact our financial position, results of operations and cash flows is disclosed in Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report.

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

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements, together with the reports of our independent registered public accounting firms, appear beginning on page F-1 of this Annual Report for the years ended December 31, 2025 and 2024.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures included in such controls may deteriorate. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2025, our internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our registered public accounting firm due to an exemption provided by the JOBS Act for “emerging growth companies.”

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Rule 10b5-1 Trading Plans

As of the date of this Annual Report, none of our directors or executive officers maintains an active Rule 10b5-1 trading arrangement.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information relating to our board of directors is found in the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC no later than 120 days after the close of the Company’s fiscal year ended December 31, 2025 (the “Proxy Statement”), under “Proposal No. 1: Election of Class III Directors” and is incorporated herein by reference.

Information relating to our executive officers is found in the Proxy Statement under “Executive Officers” and is incorporated herein by reference.

Information relating to our insider trading procedure and processes is found in the Proxy Statement under “Corporate Governance and Our Board of Directors—Other Governance Matters—Insider Trading Policy” and is incorporated herein by reference.

Information relating to our code of ethics is found in the Proxy Statement under “Corporate Governance and Our Board of Directors—Other Governance Matters—Code of Business Conduct and Ethics” and is incorporated herein by reference.

Information about our audit committee is found in the Proxy Statement under “Corporate Governance and Our Board of Directors—Board Committees—Audit Committee” and is incorporated herein by reference.

Information about our compliance with Section 16(a) is found in the Proxy Statement under “Corporate Governance and Our Board of Directors—Delinquent Section 16(a) Reports” and is incorporated herein by reference.

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

Item 14. Principal Accounting Fees and Services.

Information related to the fees and services of our principal independent accountants, PricewaterhouseCoopers LLP, is found in the Proxy Statement under “Proposal No. 2. Ratification of Appointment of the Independent Registered Public Accounting Firm” and is incorporated herein by reference.

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

10.5+

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

10.7†

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

10.10+

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

10.12

Form of Securities Purchase Agreement, dated April 8, 2024, by and among Acrivon Therapeutics, Inc. and each of the purchasers as party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41551) filed with the SEC on April 9, 2024).

10.13	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-41551) filed with the SEC on April 9, 2024).
10.14

Form of Letter Agreement, dated April 8, 2024, by and among Acrivon Therapeutics, Inc. and each of the persons party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-41551) filed with the SEC on April 9, 2024).

10.15+

Amended Offer Letter, by and between the Registrant and Adam Levy (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41551) filed with the SEC on March 14, 2025).

10.16+

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

Acrivon Therapeutics, Inc.

Date: March 19, 2026	By:	/s/ Peter Blume-Jensen
Peter Blume-Jensen, M.D., Ph.D.
Chief Executive Officer and President
(Principal Executive Officer)

Date: March 19, 2026	By:	/s/ Adam Levy
Adam Levy, Ph.D., M.B.A.
Chief Financial Officer
(Principal Financial Officer)

POWER OF ATTORNEY

KNOW ALL BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Peter Blume-Jensen and Adam Levy, and each of them, as his or her true and lawful agents, proxies and attorneys-in-fact, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter Blume-Jensen	Chief Executive Officer, President and Chairman of the Board	March 19, 2026
Peter Blume-Jensen, M.D., Ph.D.	(Principal Executive Officer)

/s/ Adam Levy	Chief Financial Officer	March 19, 2026
Adam Levy, Ph.D., M.B.A.	(Principal Financial Officer)

/s/ Katharine Peterson	Chief Accounting Officer	March 19, 2026
Katharine Peterson	(Principal Accounting Officer)

/s/ Derek DiRocco	Director	March 19, 2026
Derek DiRocco, Ph.D.

/s/ Kristina Masson	Executive Vice President, Business Operations, Director	March 19, 2026
Kristina Masson, Ph.D., M.B.A.

/s/ Sharon Shacham	Director	March 19, 2026
Sharon Shacham, Ph.D., M.B.A.

/s/ Michael Tomsicek	Director	March 19, 2026
Michael Tomsicek, M.B.A.

/s/ Charles Baum	Director	March 19, 2026
Charles Baum, M.D., Ph.D.

/s/ Ivana Magovcevic-Liebisch	Director	March 19, 2026
Ivana Magovcevic-Liebisch, Ph.D., J.D.

/s/ Santhosh Palani	Director	March 19, 2026
Santhosh Palani, Ph.D., C. F.A.

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements for the Years Ended December 31, 2025 and 2024:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Acrivon Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Acrivon Therapeutics, Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Emphasis of Matter

As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant losses since inception and negative cash flows from operations. Management’s evaluation of the events and conditions related to this matter are also described in Note 1.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 19, 2026

We have served as the Company's auditor since 2022.

ACRIVON THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$41,499	$39,818
Short-term investments	77,083	139,662
Prepaid expenses and other current assets	1,863	2,149
Total current assets	120,445	181,629
Property and equipment, net	4,889	4,471
Operating lease right-of-use assets	2,527	3,554
Long-term investments	—	5,089
Restricted cash	203	198
Other assets	1,653	1,647
Total assets	$129,717	$196,588
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,277	$758
Accrued expenses and other current liabilities	12,215	15,399
Operating lease liabilities, current	1,172	1,057
Total current liabilities	15,664	17,214
Operating lease liabilities, non-current	1,537	2,588
Total liabilities	17,201	19,802
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of December 31, 2025 and 2024; no shares issued and outstanding as of December 31, 2025 and 2024	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized as of December 31, 2025 and 2024; 31,648,856 and 31,231,264 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	31	31
Additional paid-in capital	387,255	373,284
Accumulated other comprehensive income	111	447
Accumulated deficit	(274,881)	(196,976)
Total stockholders’ equity	112,516	176,786
Total liabilities and stockholders’ equity	$129,717	$196,588

The accompanying notes are an integral part of these consolidated financial statements.

ACRIVON THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024
Operating expenses:
Research and development	$59,990	$63,992
General and administrative	24,124	25,207
Total operating expenses	84,114	89,199
Loss from operations	(84,114)	(89,199)
Other income (expense), net:
Interest income	6,479	9,201
Other expense, net	(270)	(558)
Total other income, net	6,209	8,643
Net loss	$(77,905)	$(80,556)
Net loss per share—basic and diluted	$(2.02)	$(2.38)
Weighted-average common stock outstanding—basic and diluted	38,509,281	33,791,817
Comprehensive loss:
Net loss	$(77,905)	$(80,556)
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale investments, net of tax	(336)	530
Comprehensive loss	$(78,241)	$(80,026)

The accompanying notes are an integral part of these consolidated financial statements.

ACRIVON THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2023	22,522,644	$23	$237,675	$(83)	$(116,420)	$121,195
Issuance of common stock in private placement, net of issuance costs of $3,360	8,235,000	8	66,629	—	—	66,637
Issuance of pre-funded warrants in private placement, net of issuance costs of $2,881	—	—	57,122	—	—	57,122
Exercise of common stock options	30,875	—	90	—	—	90
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for tax	442,745	—	(2,520)	—	—	(2,520)
Stock-based compensation expense	—	—	14,288	—	—	14,288
Unrealized gain on available-for-sale investments, net of tax	—	—	—	530	—	530
Net loss	—	—	—	—	(80,556)	(80,556)
Balance at December 31, 2024	31,231,264	$31	$373,284	$447	$(196,976)	$176,786
Exercise of common stock options	225	—	1	—	—	1
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for tax	417,367	—	(750)	—	—	(750)
Stock-based compensation expense	—	—	14,720	—	—	14,720
Unrealized loss on available-for-sale investments, net of tax	—	—	—	(336)	—	(336)
Net loss	—	—	—	—	(77,905)	(77,905)
Balance at December 31, 2025	31,648,856	$31	$387,255	$111	$(274,881)	$112,516

The accompanying notes are an integral part of these consolidated financial statements.

ACRIVON THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(77,905)	$(80,556)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,356	1,006
Stock-based compensation expense	14,720	14,288
Non-cash operating lease expense	1,027	932
Net amortization of premiums and accretion of discounts on investments	(437)	(3,777)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	190	237
Accounts payable	1,536	(3,586)
Accrued expenses and other liabilities	(3,353)	8,021
Operating lease liabilities	(936)	(1,055)
Other assets	137	(1,179)
Net cash used in operating activities	(63,665)	(65,669)
Cash flows from investing activities:
Purchases of investments	(81,731)	(202,926)
Proceeds from maturities of investments	149,500	153,923
Purchases of property and equipment	(1,669)	(2,768)
Net cash provided by (used in) investing activities	66,100	(51,771)
Cash flows from financing activities:
Proceeds from issuance of common stock in private placement	—	69,997
Proceeds from issuance of pre-funded warrants in private placement	—	60,003
Proceeds from exercise of stock options	1	90
Payments of offering costs	—	(6,543)
Payments of tax withholdings related to vesting of restricted stock units	(750)	(2,520)
Net cash (used in) provided by financing activities	(749)	121,027
Net increase in cash, cash equivalents, and restricted cash	1,686	3,587
Cash, cash equivalents and restricted cash at beginning of period	40,016	36,429
Cash, cash equivalents and restricted cash at end of period	$41,702	$40,016
Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs in accrued expenses and other current liabilities	$143	$—
Purchases of property and equipment included in accounts payable	$—	$17
Right-of-use assets obtained in exchange for operating lease liability	$—	$56
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$41,499	$39,818
Restricted cash	203	198
Total cash, cash equivalents, and restricted cash	$41,702	$40,016

The accompanying notes are an integral part of these consolidated financial statements.

ACRIVON THERAPEUTICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business

Acrivon Therapeutics, Inc. (the “Company”) is a clinical-stage biopharmaceutical company discovering and developing precision medicines utilizing its proprietary Generative Phosphoproteomics Acrivon Predictive Precision Proteomics (“AP3”) platform designed to interpret and quantify compound-specific, drug-regulated pathway activity levels inside the intact cell in an unbiased manner, yielding terabytes of proprietary data and delivering rapid, actionable insights. The Company is currently focused on oncology and advancing its pipeline of preclinical and clinical-stage small molecule inhibitors. ACR-368 (also known as prexasertib), which is a selective small molecule inhibitor targeting CHK1 and CHK2, is in a potentially registrational Phase 2 trial focusing on endometrial cancer (“EC”). ACR-2316 is a novel, potent and selective inhibitor of WEE1 and PKMYT1 that is currently being advanced in Phase 1 studies for selected solid tumor types predicted sensitive by AP3. In addition, the Company is advancing ACR-6840, an internally discovered development candidate targeting CDK11 with planned IND filing in the fourth quarter 2026.

The Company has received Fast Track designation from the U.S. Food and Drug Administration (“FDA”) for the investigation of ACR-368 as monotherapy based on OncoSignature-predicted sensitivity in patients with EC. The FDA has also granted Breakthrough Device designation for the ACR-368 OncoSignature assay for the identification of EC patients who may benefit from ACR-368 treatment. EC had not been previously studied in prior ACR-368 trials sponsored by Eli Lilly and Company (“Lilly”). Using AP3 for indication screening, this tumor type was predicted to be particularly sensitive to ACR-368 prior to the current ongoing Phase 2 study.

In March 2025, the Company reported positive clinical data from the ongoing registrational intent, multicenter Phase 2 trial of ACR-368 in patients with recurrent EC who had progressed after prior platinum-based chemotherapy and anti-PD-1 therapy. This study, where the OncoSignature is used for prospective response prediction to ACR-368 monotherapy, reported a 35% confirmed overall response rate and 80% tumor shrinkage in OncoSignature-positive patients.

The Company’s second clinical-stage asset, ACR-2316, is a novel, selective WEE1/PKMYT1 inhibitor designed using AP3 for superior single-agent activity through strong activation of not only CDK1 and CDK2 but also of PLK1 to drive pro-apoptotic cell death, as observed in preclinical studies against benchmark inhibitors. In October 2024, only 15 months after initial lead identification, the Company announced that the first patient had been dosed in the Phase 1 clinical trial that was designed to assess the safety and tolerability of ACR-2316, determine the recommended Phase 2 monotherapy dose, and evaluate preliminary anti-tumor activity. In March 2025, the Company reported significant drug target engagement from patient peripheral blood mononuclear cells in the ongoing trial at Dose Level (“DL”) 1 using the Company’s proprietary clinical AP3-based mass spectrometry assay. In August the Company reported initial clinical activity with tumor shrinkage observed across several solid tumor types predicted to be sensitive by AP3, including a confirmed partial response at DL3, which is below the projected recommended phase 2 dose.

The Company was incorporated in March 2018 under the laws of the state of Delaware, and its principal offices are in Watertown, Massachusetts. Also in March 2018, the Company formed Acrivon AB, a wholly-owned subsidiary of the Company, established in Lund, Sweden. In December 2021, the Company formed Acrivon Securities Corporation, a wholly-owned subsidiary, established in Massachusetts.

Liquidity

As an emerging growth entity, the Company has devoted substantially all of its resources since inception to organizing and staffing the Company, business planning, raising capital, establishing its intellectual property portfolio, acquiring and discovering drug candidates, research and development activities for the Company’s in-licensed lead candidate ACR-368 and for the Company’s internally discovered clinical-stage asset, ACR-2316, and other compounds, establishing arrangements with third parties for the manufacture of its drug candidates and component materials, and providing general and administrative support for these operations. As a result, the Company has incurred significant operating losses and negative cash flows from operations since its inception and anticipates such losses and negative cash flows will continue for the foreseeable future.

The Company has incurred recurring losses since its inception, including net losses of $77.9 million and $80.6 million for the years ended December 31, 2025, and 2024, respectively, and negative cash flows from operations. As of December 31, 2025 and 2024, the Company had an accumulated deficit of $274.9 million and $197.0 million, respectively. To date the Company has not generated any revenues and expects to continue generating operating losses for the foreseeable future as it continues to expand its research and development efforts.

Since its inception, the Company has funded its operations primarily with proceeds from the sales of shares of its convertible preferred stock, the issuance of convertible notes, and an initial public offering (“IPO”) and concurrent private placement. Upon the closing of the Company’s IPO on November 17, 2022, only common stock remains issued and outstanding. On April 8, 2024, the Company entered into a Private Investment in Public Equity (“PIPE”) securities purchase agreement (the “PIPE Purchase Agreement”) for a private placement with certain institutional and accredited investors (the “April 2024 Private Placement”). Pursuant to the PIPE Purchase Agreement, the Company agreed to issue and sell to the PIPE investors an aggregate of (i) 8,235,000 shares of the Company’s common stock at a purchase price of $8.50 per share, and (ii) pre-funded warrants (“Pre-Funded Warrants”) to purchase up to an aggregate of 7,060,000 shares of the Company’s common stock at a purchase price of $8.499 per Pre-Funded Warrant, which represents the per share purchase price of the Company’s common stock less the $0.001 per share exercise price for each Pre-Funded Warrant. As of December 31, 2025, the Pre-Funded Warrants are exercisable at any time after the date of issuance and do not expire. The April 2024 Private Placement closed on April 11, 2024, for aggregate net proceeds of $123.8 million, after deducting fees and expenses of $6.2 million. The April 2024 Private Placement is further described in Note 8.

The Company expects that its existing cash, cash equivalents and investments of $118.6 million as of December 31, 2025, will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the date these consolidated financial statements were issued.

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

Segment Information

The Company has one reportable segment focused on the research and development of precision oncology therapies and manages its operations on a consolidated basis for the purpose of allocating resources. The Company’s chief operating decision maker is its chief executive officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance, and allocating resources. As of December 31, 2025, $5.1 million and $2.3 million of the Company’s long-lived assets are held in the United States and in Sweden, respectively. As of December 31, 2024, $4.9 million and $3.1 million of the Company’s long-lived assets are held in the United States and in Sweden, respectively.

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

Deferred offering costs associated with the ATM Program are reclassified to additional paid-in-capital on a pro-rata basis when the Company completes offerings under the ATM Program. Any remaining deferred offering costs will be expensed to the consolidated statements of operations and comprehensive loss should the planned offering be abandoned. As of December 31, 2025, $0.5 million of such deferred offering costs are capitalized.

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

Comprehensive Loss

Comprehensive loss is defined as a change in equity of a business enterprise during a period resulting from transactions from non-owner sources. Comprehensive loss includes net loss and certain changes in stockholders' equity that are excluded from net loss. The Company had a net change in available-for-sale securities during the years ended December 31, 2025 and 2024, which met the criteria as other comprehensive (loss) income and, therefore, the Company’s comprehensive loss includes unrealized loss and unrealized gain on those available-for-sale securities during the years ended December 31, 2025 and 2024, respectively.

Investments

The Company classifies all investments with an original maturity of greater than three months and less than one year upon purchase as short-term investments. The Company classifies all investments with an original maturity of greater than one year upon purchase as long-term investments. The Company's investments are classified as available-for-sale securities when investments are available to fund operations, even if the Company intends to hold the investments to maturity. As of December 31, 2025 and 2024, all investments have been classified as available-for-sale securities. Available-for-sale securities are recorded at fair value based upon market prices at period end, with the unrealized gains and losses reported in other comprehensive income (loss). The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income in the consolidated statements of operations and comprehensive loss. Realized gains and losses and declines in value due to credit-related factors on available-for-sale securities are included in other expense, net in the consolidated statements of operations and comprehensive loss. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale is included in interest income in the consolidated statements of operations and comprehensive loss.

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

Property and Equipment, net

Property and equipment are stated at cost, less accumulated depreciation. Costs for capital assets not yet placed in service are capitalized as construction in progress and depreciated once placed in service. Costs of major additions and betterments are capitalized. Maintenance and repairs which do not improve or extend the life of the respective assets are charged to expense as incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the related asset. The Company's leasehold improvements as of December 31, 2025 and 2024 were immaterial. When an item is sold or retired, the costs and related accumulated depreciation are eliminated, and the resulting gain or loss, if any, is credited or charged to the consolidated statements of operations and comprehensive loss. Property and equipment to be disposed of are carried at fair value less costs to sell. The estimated useful lives of the Company’s property and equipment are as follows:

Estimated Useful Life (in Years)
Laboratory equipment and computer equipment	3-5 years
Furniture and fixtures	5-7 years
Leasehold improvements	Lesser of asset useful life or lease term

Impairment of Long-Lived Assets

The Company recognizes an impairment loss in the consolidated statements of operations and comprehensive loss only if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows and in such case, measures an impairment loss as the difference between the carrying amount and the fair value of the asset.

The Company tests long-lived assets to be held and used, including property and equipment and operating lease right-of-use (“ROU”) assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of assets or asset groups may not be fully recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their fair values. The Company has not recognized any impairment losses during the years ended December 31, 2025 and 2024.

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

Foreign Currency Transactions

The functional currency for the Company’s wholly-owned foreign subsidiary, Acrivon AB, is the United States dollar. All foreign currency transaction gains and losses are recognized in the consolidated statements of operations and comprehensive loss through other expense, net. The Company recognized a net foreign currency transaction gain of $0.2 million during the year ended December 31, 2025, and a net foreign currency transaction loss of $0.1 million during the year ended December 31, 2024, which are primarily related to unrealized and realized foreign currency gains and losses as a result of transactions entered into by Acrivon AB in currencies other than the United States dollar.

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

Common stock equivalent shares are excluded from the computation of diluted net loss per share if their effect is antidilutive. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders since dilutive common shares are not assumed to have been issued if their effect is antidilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2025 and 2024.

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

The Company accounts for uncertain tax positions recognized in the consolidated financial statements by prescribing a “more likely than not” threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. There are no unrecognized tax benefits included in the Company’s consolidated balance sheets as of December 31, 2025 and 2024. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. The Company has not recognized interest or penalties in its consolidated statements of operations and comprehensive loss since inception.

Recently Adopted Accounting Pronouncements

ASU 2023-09, Income Taxes (Topic 740)

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosure, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The new standard is effective for annual periods beginning after December 15, 2024.

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

3. Investments

The following tables summarize the amortized cost and estimated fair value of the Company's available-for-sale investments as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Fair Value
Short-term investments:
U.S. Treasury securities	$66,991	$101	$67,092
U.S. government-sponsored enterprise securities	9,981	10	9,991
	$76,972	$111	$77,083

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Fair Value
Short-term investments:
U.S. Treasury securities	$129,294	$436	$129,730
U.S. government-sponsored enterprise securities	9,926	6	9,932
Long-term investments:
U.S. Treasury securities	5,084	5	5,089
	$144,304	$447	$144,751

Certain short-term debt securities with original maturities of less than 90 days are included in cash and cash equivalents on the consolidated balance sheets and are not included in the tables above. As of December 31, 2025 and 2024, all short-term investments had contractual maturities within one year. As of December 31, 2024, all long-term investments had contractual maturities between one to two years.

There were no available-for-sale securities held by the Company in an unrealized loss position as of December 31, 2025. As such, the Company does not consider these investments to be impaired and there are no allowances for credit losses as of December 31, 2025.

4. Fair Value Measurement

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy to determine such fair value as of December 31, 2025 and 2024 (in thousands):

		Fair Value Measurements at December 31, 2025:
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$39,719	$39,719	$—	$—
Short-term investments:
U.S. Treasury securities	67,092	—	67,092	—
U.S. government-sponsored enterprise securities	9,991	—	9,991	—
Total assets	$116,802	$39,719	$77,083	$—

		Fair Value Measurements at December 31, 2024:
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$38,442	$38,442	$—	$—
Short-term investments:
U.S. Treasury securities	129,730	129,730	—	—
U.S. government-sponsored enterprise securities	9,932	—	9,932	—
Long-term investments:
U.S. Treasury securities	5,089	5,089	—	—
Total assets	$183,193	$173,261	$9,932	$—

The Company classifies its money market funds and on-the-run U.S. Treasury securities as Level 1 assets under the fair value hierarchy as these assets have been valued using quoted market prices in active markets without any valuation adjustment. The Company classifies its off-the-run U.S. Treasury securities and U.S. government-sponsored enterprise securities as Level 2 assets under the fair value hierarchy as these assets have been valued using information obtained through a third-party pricing service as of the balance sheet date, using observable market inputs that may include trade information, broker or dealer quotes, bids, offers, or a combination of these data sources.

During the years ended December 31, 2025 and 2024, there were no transfers between levels. The Company uses the carrying amounts of its restricted cash, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities to approximate their fair values due to the short-term nature of these amounts.

5. Property and Equipment, net

Property and equipment, net consisted of the following as of December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Laboratory and computer equipment	$7,091	$6,175
Construction in progress	916	58
Furniture and fixtures	200	200
Total property and equipment	8,207	6,433
Less: accumulated depreciation	(3,318)	(1,962)
Total property and equipment, net	$4,889	$4,471

Depreciation expense related to property and equipment for the years ended December 31, 2025 and 2024 was $1.4 million and $1.0 million, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Accrued research and development expenses	$5,960	$9,246
Accrued compensation and benefits	5,558	5,456
Accrued legal, accounting and other professional fees	375	458
Accrued other	179	239
Accrued offering costs	143	—
Total accrued expenses and other current liabilities	$12,215	$15,399

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

The following table summarizes the presentation of the Company’s operating leases on its consolidated balance sheets as of December 31, 2025 and 2024 (in thousands):

Leases	Balance sheet classification	December 31, 2025	December 31, 2024
Assets:
Operating lease assets	Operating lease right-of-use assets	$2,527	$3,554
Total lease assets		$2,527	$3,554
Liabilities:
Current:
Operating lease liabilities	Operating lease liability, current	$1,172	$1,057
Noncurrent:
Operating lease liabilities	Operating lease liability, non-current	1,537	2,588
Total lease liabilities		$2,709	$3,645

The components of lease cost under ASC 842 included within research and development expenses and general and administrative expenses in the Company’s consolidated statements of operations and comprehensive loss for the years ended December 31, 2025 and 2024 were as follows (in thousands):

	For the Year Ended December 31,
Lease cost	2025	2024
Operating lease cost	$1,293	$1,276
Variable lease cost	608	645
Total lease cost	$1,901	$1,921

As of December 31, 2025 and 2024, the weighted-average remaining lease term for operating leases was 2.3 years and 3.2 years, respectively, and the weighted-average discount rate was 8.17% and 8.26%, respectively. Cash paid for amounts included in the measurement of lease liabilities was $1.3 million and $1.4 million for the years ended December 31, 2025 and 2024, respectively.

Future minimum annual lease commitments under the Company’s non-cancelable operating leases as of December 31, 2025 were as follows (in thousands):

Year ended December 31,	Amount
2026	$1,341
2027	1,210
2028	404
Total lease payments	2,955
Less: interest	(246)
Present value of operating lease liabilities	$2,709

8. Stockholders' Equity

In October 2022, the Board of Directors (“Board”) approved the amended and restated certificate of incorporation, which was filed upon the closing of the IPO and which authorized the Company to issue up to 10,000,000 shares of preferred stock, with a par value of $0.001. There are no shares of preferred stock issued or outstanding as of December 31, 2025.

As of December 31, 2025 and 2024, the Company’s Amended and Restated Certificate of Incorporation authorized the Company to issue 500,000,000 shares of common stock with a par value of $0.001. The voting, dividend and liquidation rights of the holders of the Company’s common stock are subject to and qualified by the rights, powers and preferences of the holders of preferred stock.

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

PIPE Securities Purchase Agreement

On April 8, 2024, the Company entered into the PIPE Purchase Agreement for a private placement with certain institutional and accredited investors. Pursuant to the PIPE Purchase Agreement, the Company agreed to issue and sell to the PIPE investors an aggregate of (i) 8,235,000 shares of the Company’s common stock at a purchase price of $8.50 per share, and (ii) Pre-Funded Warrants to purchase up to an aggregate of 7,060,000 shares of the Company’s common stock at a purchase price of $8.499 per Pre-Funded Warrant, which represents the per share purchase price of the Company’s common stock less the $0.001 per share exercise price for each Pre-Funded Warrant. As of December 31, 2025, the Pre-Funded Warrants are exercisable at any time after the date of issuance and do not expire.

The holders of Pre-Funded Warrants may not exercise a Pre-Funded Warrant if the holder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise. The holders of Pre-Funded Warrants may increase or decrease such percentage by providing at least 61 days’ prior notice to the Company, but not in excess of 19.99% in the case of an increase. The Pre-Funded Warrants are indexed to the Company's common stock and were classified as a component of permanent equity in the Company's consolidated balance sheet as they are freestanding financial instruments that are immediately exercisable, do not embody an obligation for the Company to repurchase its own shares and permit the holders to receive a fixed number of shares of common stock upon exercise. The April 2024 Private Placement closed on April 11, 2024, for aggregate net proceeds of $123.8 million, after deducting fees and expenses of $6.2 million. As of December 31, 2025, no Pre-Funded Warrants were exercised.

Common Stock

As of December 31, 2025 and 2024, the Company had reserved the following shares of common stock for the potential exercise of stock options, potential exercise of Pre-Funded Warrants, vesting of restricted stock units (“RSUs”), as well as the remaining shares available for issuance under the 2022 Equity Incentive Plan (the “2022 Plan”), the 2022 Employee Stock Purchase Plan (the “2022 ESPP”), and the Amended and Restated 2023 Inducement Plan (the “Inducement Plan”):

	December 31,
	2025	2024
Options to purchase common stock	6,176,141	4,485,546
Pre-funded warrants to purchase common stock	7,060,000	7,060,000
Unvested restricted stock units	222,252	975,550
Remaining shares reserved for future issuance	3,420,334	2,401,347
Total	16,878,727	14,922,443

9. Stock-Based Compensation

Equity Incentive Plans

In October 2022, the Board adopted, and in November 2022 its stockholders approved, the 2022 Plan, which became effective immediately prior to and contingent upon the execution of the underwriting agreement related to the Company’s IPO. The 2022 Plan allows the Company to make equity-based and cash-based incentive awards to its officers, employees, directors, and consultants and provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, RSUs, and other stock-based awards. In addition, the number of shares reserved and available for issuance under the 2022 Plan shall automatically increase beginning on January 1, 2023 and each January 1 thereafter, by five percent of the aggregate number of shares of common stock of all classes issued and outstanding on the immediately preceding December 31 or such lesser number of shares of common stock as determined by the compensation committee. As of December 31, 2025, there were 1,834,615 shares reserved for future issuance under the 2022 Plan.

In October 2022, the Board adopted, and in November 2022 its stockholders approved, the 2022 ESPP, which became effective immediately prior to and contingent upon the execution of the underwriting agreement related to the Company’s IPO. The number of shares of common stock that may be issued under the 2022 ESPP shall cumulatively increase beginning on January 1, 2023 and each January 1 thereafter through January 1, 2032, by one percent of the outstanding number of shares of common stock on the immediately preceding December 31 or such lesser number of shares as determined by the compensation committee. No shares of the Company's common stock have been issued. As of December 31, 2025, there were 971,743 shares reserved for future issuance under the 2022 ESPP.

In June 2023, the Board adopted the Inducement Plan to facilitate the granting of equity awards as an inducement material to new employees joining the Company. In April 2025, the Board amended the Inducement Plan to reserve an additional 500,000 authorized and unissued shares of common stock. The only persons eligible to receive awards under the Inducement Plan are individuals who are new employees and satisfy the standards for inducement grants under Nasdaq Listing Rule 5635(c)(4) or 5635(c)(3), as applicable. The terms of the Inducement Plan are identical to the terms of the 2022 Plan, except that no incentive stock options shall be awarded under the Inducement Plan. As of December 31, 2025, there were 613,976 shares reserved for future issuance under the Inducement Plan.

Stock Options

The Company has granted stock options with service-based vesting conditions. Stock options typically vest over four years and have a maximum term of ten years. The Company typically grants stock options to employees and non-employees at exercise prices deemed by the Board to be equal to the fair value of the common stock at the time of grant.

The assumptions that the Company used in the Black-Scholes option-pricing model to determine the grant date fair value of stock options granted during the years ended December 31, 2025 and 2024 were as follows:

	December 31,
	2025	2024
Risk-free interest rate range	3.71% - 4.37%	3.76% - 4.57%
Dividend yield	0.00%	0.00%
Expected life of options (years)	5.5 - 6.1	5.5 - 6.1
Volatility rate range	87.51% - 100.98%	81.06% - 89.65%

The following table summarizes the Company’s stock option activity during the year ended December 31, 2025:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2024	4,485,546	$6.73	8.00	$5,646
Granted	2,506,503	4.64
Exercised	(225)	3.89
Forfeited or canceled	(815,683)	5.78
Outstanding as of December 31, 2025	6,176,141	$6.01	7.72	$1,051
Vested and expected to vest as of December 31, 2025	6,176,141	$6.01	7.72	$1,051
Vested and exercisable as of December 31, 2025	2,948,722	$6.59	6.54	$701

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the common stock as of the end of the reporting period. The aggregate intrinsic value of options exercised during the years ended December 31, 2025 and 2024 was immaterial and $0.1 million, respectively.

The weighted-average grant date fair value of the Company’s stock options granted during the years ended December 31, 2025 and 2024 was $3.57 and $4.25 per option, respectively. As of December 31, 2025, there was $11.4 million of unrecognized stock-based compensation expense related to stock option grants. The Company expects to recognize this amount over a weighted-average period of 2.6 years.

RSUs

The Company has granted RSUs with service vesting based conditions. Unvested shares of restricted common stock may not be sold or transferred by the holder. They are legally issued and outstanding. These restrictions lapse according to the time-based vesting of each award.

The following table summarizes the Company’s RSU activity during the year ended December 31, 2025:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2024	975,550	$12.06
Vested	(736,397)	12.18
Forfeited	(16,901)	12.33
Unvested at December 31, 2025	222,252	$11.64

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

No RSUs were granted during the years ended December 31, 2025 and 2024. As of December 31, 2025, there was $2.2 million of unrecognized stock-based compensation expense related to RSUs. The Company expects to recognize this amount over a weighted-average period of 0.8 years.

The total fair value of RSUs vested during the years ended December 31, 2025 and 2024 was $9.0 million and $9.5 million, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense included in the Company’s consolidated statements of operations and comprehensive loss for the years ended December 31, 2025 and 2024 is as follows (in thousands):

	Year Ended December 31,
	2025	2024
General and administrative	$10,732	$11,206
Research and development	3,988	3,082
Total stock-based compensation expense	$14,720	$14,288

10. Income Taxes

The Company adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures effective January 1, 2025, on a prospective basis. The disclosures required by the standard are included below for the year ended December 31, 2025. Comparative prior-period disclosures have not been revised.

The components of loss before income taxes were as follows (in thousands):

	Year Ended December 31,
	2025	2024
Domestic	$(78,014)	$(80,697)
Foreign	189	253
Total loss before income taxes	$(77,825)	$(80,444)

The Company has had immaterial tax expense due to operating losses incurred since inception and no deferred tax provision in the current period.

The following table reconciles the U.S. federal statutory income tax rate to the Company’s effective income tax rate for the year ended December 31, 2025 (in thousands):

	Year Ended December 31, 2025
	Amount	Percentage
Federal statutory income tax rate	$(16,344)	21.0%
State and local income taxes, net of federal income tax effect	(16)	0.0%
Foreign tax effects:
Other foreign jurisdictions	(39)	0.0%
Tax credits:
Research and development tax credits	(2,692)	3.5%
Changes in valuation allowances	16,243	(20.9%)
Nontaxable or nondeductible items:
Excess tax benefits on stock-based payments	2,054	(2.6%)
Stock Compensation	769	(1.0%)
Other	25	0.0%
Effective income tax rate	$—	0.0%

As previously disclosed for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, the effective income tax rate differed from the federal statutory income tax rate as follows:

	Year Ended December 31,
	2024	2023
Federal statutory income tax rate	21.0%	21.0%
State income taxes, net of federal benefit	7.2%	6.0%
Federal and state research and development tax credits	6.0%	4.4%
Stock-based compensation	(1.0%)	(1.3%)
Disallowed Expenditures	(2.2%)	(1.7%)
Change in deferred tax asset valuation allowance	(31.1%)	(28.5%)
Effective income tax rate	(0.1%)	(0.1%)

The Company’s effective income tax rates for the years ended December 31, 2025, 2024, and 2023 were due primarily to state income tax resulting from interest income.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s net deferred income taxes were as follows (in thousands):

	Year Ended December 31,
	2025	2024
Deferred Tax Assets
Net operating loss carryforward	$42,190	$15,668
Research and experimental expenditures	16,600	25,763
Tax credits	13,394	9,991
Capitalized Licenses	2,967	3,259
Accrued expenses and other current liabilities	1,258	1,411
Operating lease liabilities	678	904
Other	1,237	926
	78,324	57,922
Valuation allowance	(77,225)	(56,650)
Deferred tax asset	1,099	1,272
Deferred Tax Liabilities
Operating lease right-of-use assets	(623)	(864)
Depreciation	(476)	(408)
Deferred tax liability	(1,099)	(1,272)
Net deferred tax asset	$—	$—

The Company's income tax provision for the year ended December 31, 2025 related to state income taxes. The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on this, the Company has provided a valuation allowance for the full amount of the net deferred tax assets as the realization of the deferred tax assets is not determined to be more likely than not. During the year ended December 31, 2025, the valuation allowance increased by $20.6 million primarily due to the increase in the Company’s net operating loss, capitalized expenditures and tax credit carryforwards during the period.

As of December 31, 2025, the Company had $153.2 million and 156.4 million of federal and state net operating loss carryforwards (“NOLs”), respectively. Substantially all of the federal NOLs are not subject to expiration and the state NOLs begin to expire in 2038. These loss carryforwards are available to reduce future federal and state taxable income, if any. As of December 31, 2025, the Company also had federal and state research and development tax credit carryforwards of $10.6 million and $2.8 million respectively, to offset future income taxes, which will begin to expire in December 2035. These loss carryforwards are subject to review and possible adjustment by the appropriate taxing authorities.

Utilization of the Company’s NOL carryforwards and research and development credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future in accordance with Section 382 as well as similar state provisions. These ownership changes may limit the amount of NOL and research and development credit carryforwards that can be utilized annually to offset future taxable income and taxes, respectively. In general, an ownership change as defined by Section 382 results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a three-year period. Since its formation, the Company has raised capital through the issuance of capital stock on several occasions. These financings could result in a change of control as defined by Section

382. The Company has not yet conducted an analysis under Section 382 to determine if historical changes in ownership through December 31, 2025, would limit or otherwise restrict its ability to utilize its NOL and research and development credit carryforwards. In addition, future changes in ownership occurring after December 31, 2025 could affect the limitation in future years, and any limitation may result in expiration of a portion of the NOL or research and development credit carryforwards before utilization.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. Among other provisions, this act includes permanently extended and modified certain expiring provisions of the 2017 Tax Cuts and Jobs Act and restored the immediate expensing of domestic research and development expenses. The Company has evaluated the impacts of these provisions and has concluded the OBBBA does not have a material impact on its consolidated financial statements other than reclassifications of the deferred tax assets.

The Company follows the provisions of ASC Topic 740-10, Accounting for Uncertainty in Income Taxes, which specifies how tax benefits for uncertain tax positions are to be recognized, measured, and recorded in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the consolidated balance sheets; and provides transition and interim period guidance, among other provisions. As of December 31, 2025 and 2024, the Company has not recorded any amounts for uncertain tax positions. The Company’s policy is to recognize interest and penalties accrued on any uncertain tax positions as a component of income tax expense, if any, in its consolidated statements of operations and comprehensive loss. As of December 31, 2025 and 2024, the Company had no reserves for uncertain tax positions. For the years ended December 31, 2025, 2024, and 2023, no estimated interest or penalties were recognized on uncertain tax positions.

The Company files federal income tax returns in the United States and Sweden and state income tax returns in Massachusetts and various other state jurisdictions. The Company’s tax returns for the years ended December 31, 2022 to December 31, 2025 remain open and subject to examination by the Internal Revenue Service and state taxing authorities.

11. Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders for the years ended December 31, 2025, and 2024 was calculated as follows (in thousands, except share and per share amounts):

	December 31,
	2025	2024
Numerator:
Net loss attributable to common stockholders—basic and diluted	$(77,905)	$(80,556)
Denominator:
Weighted-average common stock outstanding—basic and diluted	38,509,281	33,791,817
Net loss per share—basic and diluted	$(2.02)	$(2.38)

As described in Note 8, the Pre-Funded Warrants to purchase up to an aggregate of 7,060,000 shares of the Company’s common stock at a purchase price of $8.499 per Pre-Funded Warrant were classified as a component of permanent equity in the Company's consolidated balance sheet as they are freestanding financial instruments that are immediately exercisable, do not embody an obligation for the Company to repurchase its own shares and permit the holders to receive a fixed number of shares of common stock upon exercise. All of the shares underlying the Pre-Funded Warrants have been included in the weighted-average number of shares of common stock used to calculate basic and diluted net loss per common share for the years ended December 31, 2025 and 2024, because the shares may be issued for little or no consideration, are fully vested, and are exercisable after the original issuance date of the Pre-Funded Warrants.

The Company’s potentially dilutive securities, which include stock options and RSUs, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following shares from the computation of diluted net loss per share attributable to common stockholders as of December 31, 2025 and 2024 because including them would have had an anti-dilutive effect:

	December 31,
	2025	2024
Options to purchase common stock	6,176,141	4,485,546
Unvested restricted stock units	222,252	975,550

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

The following table presents certain financial data including significant segment expenses for the Company’s reportable segment for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
ACR-368 direct research and development expenses	$23,035	$34,135
ACR-2316 direct research and development expenses[1]	7,523	3,384
Other drug discovery programs direct research and development expenses	2,294	4,037
Personnel related indirect research and development expenses	21,816	18,184
Facilities, supplies and other indirect research and development expenses	5,322	4,252
General and administrative expenses	24,124	25,207
Other segment items[2]	(6,209)	(8,643)
Net loss	$(77,905)	$(80,556)

1 ACR-2316 direct research and development expenses include costs related to the Company’s novel, internally-discovered second clinical-stage asset, which was promoted to a development program upon being granted IND clearance in the third quarter of 2024 and includes clinical trial and related activities. Prior to IND clearance, costs related to preclinical drug discovery activities progression related to ACR-2316 were included in other drug discovery programs direct research and development expenses.

2 Other segment items consist of interest income and other income (expense), net. Interest income consists of interest income earned on cash equivalents and investments and amortization of premiums and accretion of discounts to maturity for available-for-sale debt securities. Other income (expense), net primarily consists of realized and unrealized gains and losses on foreign currency transactions, state taxes, and investment management fees.

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

As of December 31, 2025, no milestone payments or royalties have been incurred related to the Lilly Agreement.

Companion Diagnostic Agreement

In June 2022, the Company entered into a companion diagnostic agreement (the “Akoya Agreement”) with Akoya Biosciences, Inc., a wholly-owned subsidiary of Quanterix Corporation (“Akoya”), pursuant to which the Company has engaged Akoya to co-develop, validate, and commercialize the Company’s proprietary ACR-368 OncoSignature test, the companion diagnostic that will be used to identify patients with cancer most likely to respond to ACR-368. Subject to the terms of the Akoya Agreement, as subsequently amended, the Company paid Akoya a one-time, non-refundable, non-creditable upfront payment in the amount of $0.6 million. The Company is obligated to pay Akoya up to an aggregate of $20.3 million upon the achievement of specified development and pre-commercialization milestones. Through December 31, 2025, the Company has made aggregate payments of $18.2 million to Akoya. During the years ended December 31, 2025 and 2024, the Company recorded $1.2 million and $8.8 million, respectively, of research and development expense related to the achievement of milestones.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with each of its directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or services as directors or executive officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2025 and 2024.

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

14. Employee Benefit Plans

Effective January 1, 2019, the Company adopted a 401(k) Plan for its employees, which is designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) Plan within statutory and 401(k) Plan limits. The 401(k) Plan allows for the discretionary matching by the Company of a percentage of contributions. The Company contributed $0.3 million to the 401(k) Plan during the year ended December 31, 2025. The Company did not make any contributions to the 401(k) Plan during the year ended December 31, 2024.

15. Subsequent Events

Exercise of Pre-Funded Warrants

In January and February 2026, all Pre-Funded Warrants to purchase 7,060,000 shares of the Company's common stock were exercised via cashless exercise. Each Pre-Funded Warrant had an exercise price of $0.001 per share. Following the cashless exercise, no Pre-Funded Warrants remained outstanding.

Termination of Akoya Agreement

In February 2026, the Company and Akoya entered into a Termination and Transition Agreement (the “Termination”) pursuant to which they have mutually agreed to terminate the Akoya Agreement. The Termination does not involve any financial payments from or to any of the parties to such agreement.