Form 10-Q
period 2026-03-31
Acrivon Therapeutics, Inc.
filed 2026-05-13
CIK 1781174

af

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 8, 2026, the registrant had 42,801,729 shares of common stock, $0.001 par value per share, outstanding.

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

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and results of operations. The outcome of the events described in these forward-looking statements is subject to risks and uncertainties, including the factors described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 19, 2026, “Part II, Item 1A. Risk Factors” of this Quarterly Report and elsewhere in this Quarterly Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ACRIVON THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share data)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$34,064	$41,499
Short-term investments	63,673	77,083
Prepaid expenses and other current assets	1,483	1,863
Total current assets	99,220	120,445
Property and equipment, net	4,653	4,889
Operating lease right-of-use assets	2,255	2,527
Restricted cash	194	203
Other assets	1,510	1,653
Total assets	$107,832	$129,717
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,162	$2,277
Accrued expenses and other current liabilities	8,740	12,215
Operating lease liabilities, current	1,152	1,172
Total current liabilities	11,054	15,664
Operating lease liabilities, non-current	1,263	1,537
Total liabilities	12,317	17,201
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of March 31, 2026 and December 31, 2025; no shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 38,745,032 and 31,648,856 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	38	31
Additional paid-in capital	389,396	387,255
Accumulated other comprehensive income	4	111
Accumulated deficit	(293,923)	(274,881)
Total stockholders’ equity	95,515	112,516
Total liabilities and stockholders’ equity	$107,832	$129,717

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACRIVON THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Operating expenses:
Research and development	$15,166	$15,414
General and administrative	4,736	6,248
Total operating expenses	19,902	21,662
Loss from operations	(19,902)	(21,662)
Other income (expense), net:
Interest income	989	1,996
Other expense, net	(129)	(14)
Total other income, net	860	1,982
Net loss	$(19,042)	$(19,680)
Net loss per share—basic and diluted	$(0.49)	$(0.51)
Weighted-average common stock outstanding—basic and diluted	38,724,803	38,350,444
Comprehensive loss:
Net loss	$(19,042)	$(19,680)
Other comprehensive loss:
Unrealized loss on available-for-sale investments, net of tax	(107)	(164)
Comprehensive loss	$(19,149)	$(19,844)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACRIVON THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2025	31,648,856	$31	$387,255	$111	$(274,881)	$112,516
Issuance of common stock upon exercise of pre-funded warrants	7,056,101	7	(7)	—	—	—
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for tax	40,075	—	(33)	—	—	(33)
Stock-based compensation expense	—	—	2,181	—	—	2,181
Unrealized loss on available-for-sale investments, net of tax	—	—	—	(107)	—	(107)
Net loss	—	—	—	—	(19,042)	(19,042)
Balance at March 31, 2026	38,745,032	$38	$389,396	$4	$(293,923)	$95,515

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2024	31,231,264	$31	$373,284	$447	$(196,976)	$176,786
Exercise of common stock options	225	—	1	—	—	1
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for tax	120,578	—	(344)	—	—	(344)
Stock-based compensation expense	—	—	3,791	—	—	3,791
Unrealized loss on available-for-sale investments, net of tax	—	—	—	(164)	—	(164)
Net loss	—	—	—	—	(19,680)	(19,680)
Balance at March 31, 2025	31,352,067	$31	$376,732	$283	$(216,656)	$160,390

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACRIVON THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(19,042)	$(19,680)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	383	311
Stock-based compensation expense	2,181	3,791
Non-cash operating lease expense	273	248
Net amortization of premiums and accretion of discounts on investments	161	(360)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	380	466
Accounts payable	(1,202)	2,816
Accrued expenses and other current liabilities	(3,378)	(6,996)
Operating lease liabilities	(294)	(131)
Net cash used in operating activities	(20,538)	(19,535)
Cash flows from investing activities:
Purchases of investments	(16,859)	(20,228)
Proceeds from maturities of investments	30,000	39,500
Purchases of property and equipment	(14)	(58)
Net cash provided by investing activities	13,127	19,214
Cash flows from financing activities:
Proceeds from exercise of stock options	—	1
Payments of tax withholdings related to vesting of restricted stock units	(33)	(344)
Net cash used in financing activities	(33)	(343)
Net decrease in cash, cash equivalents, and restricted cash	(7,444)	(664)
Cash, cash equivalents and restricted cash at beginning of period	41,702	40,016
Cash, cash equivalents and restricted cash at end of period	$34,258	$39,352
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities	$87	$485
Issuance of common stock upon exercise of pre-funded warrants	$7	$—
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$34,064	$39,154
Restricted cash	194	198
Total cash, cash equivalents, and restricted cash	$34,258	$39,352

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACRIVON THERAPEUTICS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Nature of the Business

Acrivon Therapeutics, Inc. (together with its subsidiaries, the “Company”) is a clinical-stage biopharmaceutical company discovering and developing precision medicines utilizing its proprietary Generative Phosphoproteomics Acrivon Predictive Precision Proteomics (“AP3”) platform designed to interpret and quantify compound-specific, drug-regulated pathway activity levels inside the intact cell in an unbiased manner, yielding terabytes of proprietary data and delivering rapid, actionable insights. The Company is currently focused on oncology and advancing its pipeline of preclinical and clinical-stage small molecule inhibitors. ACR-368 (also known as prexasertib), which is a selective small molecule inhibitor targeting CHK1 and CHK2, is in a potentially registrational Phase 2 trial focusing on endometrial cancer (“EC”). ACR-2316 is a novel, potent and selective inhibitor of WEE1 and PKMYT1 that is currently being advanced in Phase 1/2 studies for selected solid tumor types predicted sensitive by AP3. In addition, the Company is advancing ACR-6840, an internally discovered development candidate, and additional lead series targeting CDK11 towards Investigational New Drug (“IND”) filing.

The Company has received Fast Track designation from the U.S. Food and Drug Administration (“FDA”) for the investigation of ACR-368 as monotherapy based on OncoSignature-predicted sensitivity in patients with EC. The FDA has also granted Breakthrough Device designation for the ACR-368 OncoSignature assay for the identification of EC patients who may benefit from ACR-368 treatment. EC had not been previously studied in prior ACR-368 trials sponsored by Eli Lilly and Company (“Lilly”). Using AP3 for indication screening prior to clinical entry, this tumor type was predicted to be particularly sensitive to ACR-368, which has now been demonstrated in the ongoing Phase 2 study.

Clinical data from the ongoing, registrational-intent ACR-368 Phase 2b trial was presented in a late-breaking oral presentation at the European Society of Gynecological Oncology (“ESGO”) Annual Congress in February 2026. Consistent with higher BM levels in serous versus non-serous EC, this interim analysis across both OncoSignature-positive (“BM+”) and OncoSignature-negative (“BM-”) serous EC subjects showed a cORR of 52% (N = 23) versus an ORR of 22% (N = 37) in non-serous EC subjects; all subjects in this analysis received up to two prior lines of therapy (“LoT”), including chemotherapy and anti-PD-1. Arm 3 of the study was initiated in late 2025 to generate prospective data of ACR-368 with ultra-low dose gemcitabine (“ULDG”) sensitization in all-comer (no pre-treatment biopsy or biomarker stratification) serous EC subjects with ≤2 prior LoT. Arm 4 enrollment and dosing is now also ongoing, investigating single agent ACR-368 without ULDG in the same “serous all comer” subject group as Arm 3.

The Company’s second clinical-stage asset, ACR-2316, is a novel, selective WEE1/PKMYT1 inhibitor designed using AP3 for superior single-agent activity through strong activation of not only CDK1 and CDK2 but also of PLK1 to drive pro-apoptotic cell death, as observed in preclinical studies against benchmark inhibitors. The Phase 1/2 trial is advancing, with weekly dosing regimens established. Initial data from the monotherapy dose-escalation stage of the Phase 1/2 study showed a favorable tolerability profile and demonstrated clinical activity with tumor shrinkage, notably including partial responses and strong disease control in small cell lung cancer (“SCLC”) and squamous non-small cell lung cancer (“NSCLC”), tumor types predicted sensitive by AP3 not previously shown sensitive to WEE1 or PKMYT1 inhibitors in development.

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

The Company has incurred recurring losses since its inception, including net losses of $19.0 million and $19.7 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026 and December 31, 2025, the Company had an

accumulated deficit of $293.9 million and $274.9 million, respectively. To date the Company has not generated any revenues and expects to continue generating operating losses for the foreseeable future as it continues to expand its research and development efforts.

Since its inception, the Company has funded its operations primarily with proceeds from the sales of shares of its convertible preferred stock, the issuance of convertible notes, and an initial public offering (“IPO”) and concurrent private placement. Upon the closing of the Company’s IPO on November 17, 2022, only common stock remains issued and outstanding. On April 8, 2024, the Company entered into a Private Investment in Public Equity (“PIPE”) securities purchase agreement (the “PIPE Purchase Agreement”) for a private placement with certain institutional and accredited investors (the “April 2024 Private Placement”). Pursuant to the PIPE Purchase Agreement, the Company agreed to issue and sell to the PIPE investors an aggregate of (i) 8,235,000 shares of the Company’s common stock at a purchase price of $8.50 per share, and (ii) pre-funded warrants (“Pre-Funded Warrants”) to purchase up to an aggregate of 7,060,000 shares of the Company’s common stock at a purchase price of $8.499 per Pre-Funded Warrant, which represents the per share purchase price of the Company’s common stock less the $0.001 per share exercise price for each Pre-Funded Warrant. The April 2024 Private Placement closed on April 11, 2024, for aggregate net proceeds of $123.8 million, after deducting fees and expenses of $6.2 million. During the three months ended March 31, 2026, all Pre-Funded Warrants were exercised via cashless exercise. As of March 31, 2026, no Pre-Funded Warrants remained outstanding. The April 2024 Private Placement is further described in Note 8. In April 2026, a sale was made pursuant to the sales agreement with Cowen and Company, LLC, to provide for the issuance and sale of common stock from time to time in “at-the-market” offerings (the “ATM Program”). The Company issued and sold to certain investors 4,054,954 shares of the Company’s common stock at a purchase price of $1.80 per share. The ATM Program sale closed for aggregate net proceeds of $7.3 million. The ATM Program sale is further described in Note 14.

The Company expects that its existing cash, cash equivalents and investments of $97.7 million as of March 31, 2026, together with the net proceeds of $7.3 million raised from the ATM Program in April 2026, will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the date these condensed consolidated financial statements were issued.

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

2. Summary of Significant Accounting Policies

The significant accounting policies and estimates used in the preparation of the accompanying unaudited condensed consolidated financial statements are described in the Company’s audited consolidated financial statements for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2026. There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2026.

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

The accompanying condensed consolidated interim financial statements are unaudited but have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of March 31, 2026 and the results of its operations for the three months ended March 31, 2026 and 2025 and its cash flows for the three months ended March 31, 2026 and 2025. The consolidated balance sheet as of December 31, 2025 was derived from audited annual financial statements but does not include all disclosures required by U.S. GAAP.

The results for the three months ended March 31, 2026 are not necessarily indicative of results to be expected for the full year or for any other subsequent interim period.

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

3. Investments

The following tables summarize the amortized cost and estimated fair value of the Company’s available-for-sale investments as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. Treasury securities	$56,761	$21	$(16)	$56,766
U.S. government-sponsored enterprise securities	6,908	1	(2)	6,907
	$63,669	$22	$(18)	$63,673

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. Treasury securities	$66,991	$101	$—	$67,092
U.S. government-sponsored enterprise securities	9,981	10	—	9,991
	$76,972	$111	$—	$77,083

Certain short-term debt securities with original maturities of less than 90 days are included in cash and cash equivalents on the condensed consolidated balance sheets and are not included in the tables above. As of March 31, 2026 and December 31, 2025, all short-term investments had contractual maturities within one year.

The aggregate fair value of available-for-sale securities held by the Company in an unrealized loss position for less than 12 months as of March 31, 2026 was $25.5 million. There were no available-for-sale securities in a continuous unrealized loss position for greater than 12 months. The Company evaluated its securities for potential impairment and considered the decline in market value to be primarily attributable to current economic and market conditions. Additionally, the Company does not intend to sell the investments in an unrealized loss position and does not expect it will be required to sell the investments before recovery of their amortized cost bases, which may be maturity. Given the Company’s intent and ability to hold such investments until recovery, and the lack of a significant change in credit risk for these investments, the Company does not consider these investments to be impaired and there are no allowances for credit losses as of March 31, 2026.

4. Fair Value Measurement

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy to determine such fair value as of March 31, 2026 and December 31, 2025 (in thousands):

		Fair Value Measurements at March 31, 2026:
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$32,177	$32,177	$—	$—
Short-term investments:
U.S. Treasury securities	56,766	—	56,766	—
U.S. government-sponsored enterprise securities	6,907	—	6,907	—
Total assets	$95,850	$32,177	$63,673	$—

		Fair Value Measurements at December 31, 2025:
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$39,719	$39,719	$—	$—
Short-term investments:
U.S. Treasury securities	67,092	—	67,092	—
U.S. government-sponsored enterprise securities	9,991	—	9,991	—
Total assets	$116,802	$39,719	$77,083	$—

The Company classifies its money market funds as Level 1 assets under the fair value hierarchy as these assets have been valued using quoted market prices in active markets without any valuation adjustment. The Company typically classifies its U.S. Treasury securities and U.S. government-sponsored enterprise securities as Level 2 assets under the fair value hierarchy as these assets have been valued using information obtained through a third-party pricing service as of the balance sheet date, using observable market inputs that may include trade information, broker or dealer quotes, bids, offers, or a combination of these data sources.

During the three months ended March 31, 2026 and the year ended December 31, 2025, there were no transfers between levels. The Company uses the carrying amounts of its restricted cash, prepaid expenses and other current assets, accounts payable, and accrued expenses and other current liabilities to approximate their fair values due to the short-term nature of these amounts.

5. Property and Equipment, Net

Property and equipment, net consisted of the following as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Laboratory and computer equipment	$7,238	$7,091
Construction in progress	916	916
Furniture and fixtures	200	200
Total property and equipment	8,354	8,207
Less: accumulated depreciation	(3,701)	(3,318)
Total property and equipment, net	$4,653	$4,889

Depreciation expense related to property and equipment for the three months ended March 31, 2026 and 2025 was $0.4 million and $0.3 million, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Accrued research and development expenses	$5,543	$5,960
Accrued compensation and benefits	2,172	5,558
Accrued legal, accounting and other professional fees	651	375
Accrued other	374	179
Accrued offering costs	—	143
Total accrued expenses and other current liabilities	$8,740	$12,215

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

The total lease cost included within research and development expenses and general and administrative expenses in the Company’s condensed consolidated statements of operations and comprehensive loss was $0.5 million and $0.4 million for the three months ended March 31, 2026 and 2025, respectively.

Future minimum annual lease commitments under the Company’s non-cancelable operating leases as of March 31, 2026 were as follows (in thousands):

Year ended December 31,	Amount
2026 (remaining 9 months)	$995
2027	1,210
2028	404
Total lease payments	2,609
Less: interest	(194)
Present value of operating lease liabilities	$2,415

8. Stockholders’ Equity

In October 2022, the Board of Directors (“Board”) approved the amended and restated certificate of incorporation, which was filed upon the closing of the IPO and which authorized the Company to issue up to 10,000,000 shares of preferred stock, with a par value of $0.001. There are no shares of preferred stock issued or outstanding as of March 31, 2026.

As of March 31, 2026 and December 31, 2025, the Company’s Amended and Restated Certificate of Incorporation authorized the Company to issue 500,000,000 shares of common stock with a par value of $0.001. The voting, dividend and liquidation rights of the holders of the Company’s common stock are subject to and qualified by the rights, powers and preferences of the holders of preferred stock.

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

The holders of Pre-Funded Warrants may not exercise a Pre-Funded Warrant if the holder, together with its affiliates, would beneficially own more than 4.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise. The holders of Pre-Funded Warrants may increase or decrease such percentage by providing at least 61 days’ prior notice to the Company, but not in excess of 19.99% in the case of an increase. The Pre-Funded Warrants are indexed to the Company’s common stock and were classified as a component of permanent equity in the Company’s condensed consolidated balance sheet as they were freestanding financial instruments that were immediately exercisable, did not embody an obligation for the Company to repurchase its own shares and permitted the holders to receive a fixed number of shares of common stock upon exercise. During the three months ended March 31, 2026, all Pre-Funded Warrants were exercised via cashless exercise. As of March 31, 2026, no Pre-Funded Warrants remained outstanding.

Common Stock

As of March 31, 2026 and December 31, 2025, the Company had reserved the following shares of common stock for the potential exercise of stock options, potential exercise of Pre-Funded Warrants, vesting of restricted stock units (“RSUs”), as well as the remaining shares available for issuance under the 2022 Equity Incentive Plan (the “2022 Plan”), the 2022 Employee Stock Purchase Plan (the “2022 ESPP”), and the Amended and Restated 2023 Inducement Plan (the “Inducement Plan”):

	March 31, 2026	December 31, 2025
Options to purchase common stock	8,134,305	6,176,141
Pre-funded warrants to purchase common stock	—	7,060,000
Unvested restricted stock units	147,539	222,252
Remaining shares reserved for future issuance	3,395,740	3,420,334
Total	11,677,584	16,878,727

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

The assumptions that the Company used in the Black-Scholes option-pricing model to determine the grant date fair value of stock options granted during the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025
Risk-free interest rate range	3.62% - 3.98%	4.09% - 4.37%
Dividend yield	0.00%	0.00%
Expected life of options (years)	6.1	6.1
Volatility rate range	100.94% - 101.63%	89.91% - 90.82%

The following table summarizes the Company’s stock option activity during the three months ended March 31, 2026:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2025	6,176,141	$6.01	7.72	$1,051
Granted	2,302,532	1.51
Forfeited or canceled	(344,368)	4.33
Outstanding as of March 31, 2026	8,134,305	$4.81	7.89	$226
Vested and expected to vest as of March 31, 2026	8,134,305	$4.81	7.89	$226
Vested and exercisable as of March 31, 2026	3,569,491	$6.50	6.17	$200

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the common stock as of the end of the reporting period. No options were exercised during the three months ended March 31, 2026. The aggregate intrinsic value of options exercised during the three months ended March 31, 2025 was immaterial.

The weighted-average grant date fair value of the Company’s stock options granted during the three months ended March 31, 2026 and 2025 was $1.23 and $4.08 per option, respectively. As of March 31, 2026, there was $11.6 million of unrecognized stock-based compensation expense related to stock option grants. The Company expects to recognize this amount over a weighted-average period of 3.0 years.

RSUs

The Company has granted RSUs with service vesting based conditions. Unvested shares of restricted common stock may not be sold or transferred by the holder. They are legally issued and outstanding. These restrictions lapse according to the time-based vesting of each award.

The following table summarizes the Company’s RSU activity during the three months ended March 31, 2026:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2025	222,252	$11.64
Vested	(60,978)	11.64
Forfeited	(13,735)	12.10
Unvested at March 31, 2026	147,539	$11.60

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

No RSUs were granted during the three months ended March 31, 2026 and 2025. As of March 31, 2026, there was $1.4 million of unrecognized stock-based compensation expense related to RSUs. The Company expects to recognize this amount over a weighted-average period of 0.6 years.

The total fair value of RSUs vested during the three months ended March 31, 2026 and 2025 was $0.7 million and $2.2 million, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense included in the Company’s condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2026 and 2025 is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
General and administrative	$1,288	$2,882
Research and development	893	909
Total stock-based compensation expense	$2,181	$3,791

10. Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders for the three months ended March 31, 2026 and 2025 was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss attributable to common stockholders—basic and diluted	$(19,042)	$(19,680)
Denominator:
Weighted-average common stock outstanding—basic and diluted	38,724,803	38,350,444
Net loss per share—basic and diluted	$(0.49)	$(0.51)

As described in Note 8, the Pre-Funded Warrants to purchase up to an aggregate of 7,060,000 shares of the Company’s common stock at a purchase price of $8.499 per Pre-Funded Warrant were classified as a component of permanent equity in the Company’s condensed consolidated balance sheet as they were freestanding financial instruments that were immediately exercisable, did not embody an obligation for the Company to repurchase its own shares and permitted the holders to receive a fixed number of shares of common stock upon exercise. Before the exercise, all of the shares underlying the Pre-Funded Warrants were included in the weighted-average number of shares of common stock used to calculate basic and diluted net loss per common share for each of the three months ended March 31, 2026 and 2025, because the shares may have been issued for little or no consideration, were fully vested, and were exercisable after the original issuance date of the Pre-Funded Warrants. After the Pre-Funded Warrants were exercised, shares of common stock distributed to the investor remained in the weighted-average number of shares of common stock used to calculate basic and diluted net loss per common share for the three months ended March 31, 2026. Shares of common stock withheld by the Company in the cashless exercise were removed from the weighted-average number of shares of common stock used to calculate basic and diluted net loss per common share for the three months ended March 31, 2026.

The Company’s potentially dilutive securities, which include stock options and RSUs, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following shares from the computation of diluted net loss per share attributable to common stockholders as of March 31, 2026 and 2025 because including them would have had an anti-dilutive effect:

	March 31,
	2026	2025
Options to purchase common stock	8,134,305	6,496,065
Unvested restricted stock units	147,539	786,501

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

The following table presents certain financial data including significant segment expenses for the Company’s reportable segment for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
ACR-368 direct research and development expenses	$6,096	$6,647
ACR-2316 direct research and development expenses	1,481	1,164
Other drug discovery programs direct research and development expenses	584	644
Personnel related indirect research and development expenses	5,588	5,675
Facilities, supplies and other indirect research and development expenses	1,417	1,284
General and administrative expenses	4,736	6,248
Other segment items[1]	(860)	(1,982)
Net loss	$(19,042)	$(19,680)

1 Other segment items consist of interest income and other expense, net. Interest income consists of interest income earned on cash equivalents and investments and amortization of premiums and accretion of discounts to maturity for available-for-sale debt securities. Other expense, net primarily consists of realized and unrealized gains and losses on foreign currency transactions, state and franchise taxes, and investment management fees.

12. Commitments and Contingencies

Leases

The Company’s commitments under its operating leases are described in Note 7.

License Agreement

In January 2021, the Company entered into a license agreement and stock issuance agreement with Lilly (collectively, the “Lilly Agreement”), pursuant to which the Company has been granted an exclusive, royalty-bearing sublicensable license to certain patents owned or controlled by Lilly, with worldwide rights to commercially develop, manufacture, use, distribute and sell therapeutic products containing the compound prexasertib. The license from Lilly comprises three families of patent filings all relating to ACR-368. Additionally, pursuant to the Lilly Agreement, the Company received ACR-368 drug substance and drug product to be used in future research. In July 2025, the Company obtained unencumbered worldwide exclusive rights to freely engage in strategic partnerships, business development, and co-development opportunities for ACR-368, inclusive of all related intellectual property, in all territories and regions, after the triggering of Lilly’s limited right of first negotiation (“ROFN”), which the parties agreed under the terms of the agreement had expired.

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

As of March 31, 2026, no milestone payments or royalties have been incurred related to the Lilly Agreement.

Companion Diagnostic Agreement

In June 2022, the Company entered into a companion diagnostic agreement (the “Akoya Agreement”) with Akoya Biosciences, Inc. (“Akoya”), a wholly-owned subsidiary of Quanterix Corporation (“Quanterix”), pursuant to which the Company engaged Akoya to co-develop, validate, and commercialize the Company’s proprietary ACR-368 OncoSignature test, the companion diagnostic that will be used to identify patients with cancer most likely to respond to ACR-368. In February 2026, the Company and Akoya entered into a Termination and Transition Agreement (the “Termination”) pursuant to which they have mutually agreed to terminate the Akoya Agreement. The Termination does not involve any financial payments from or to any of the parties to such agreement. No milestones were achieved in 2026 prior to the Termination. No milestones were achieved during the three months ended March 31, 2025.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with each of its directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or services as directors or executive officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its financial statements as of March 31, 2026 and December 31, 2025.

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

13. Employee Benefit Plans

Effective January 1, 2019, the Company adopted a 401(k) Plan for its employees, which is designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) Plan within statutory and 401(k) Plan limits. The 401(k) Plan allows for the discretionary matching by the Company of a percentage of contributions. The Company contributed $0.2 million to the 401(k) Plan for each of the three months ended March 31, 2026 and 2025.

14. Subsequent Events

In April 2026, a sale was made pursuant to the ATM Program. The Company issued and sold to certain investors 4,054,954 shares of the Company’s common stock at a purchase price of $1.80 per share. The ATM Program sale closed for aggregate net proceeds of $7.3 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2025 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K filed with the SEC on March 19, 2026. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Special Note Regarding Forward-Looking Statements” and “Risk Factors” sections of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Acrivon,” the “Company,” “we,” “us,” and “our” refer to Acrivon Therapeutics, Inc. and its subsidiaries.

Overview

We are a clinical-stage biotechnology company discovering and developing precision medicines utilizing our proprietary Acrivon Predictive Precision Proteomics, or AP3, platform. The AP3 platform is driven by Generative Phosphoproteomics which is designed to allow us to quantify the global, drug-regulated compound-specific effects and pathway activity levels inside the intact cell in an unbiased manner. As such, all drug-regulated effects on the disease-driving, upregulated pathways and active proteins are revealed for each compound that we profile. The AP3 platform is comprised of a growing suite of powerful, internally developed tools, including the AP3 Interactome, the AP3 Kinase Substrate Relationship Predictor, or KaiSR, the AP3 Data Portal, designed to enable the conversion of multimodal data into structured data amenable for generative AI analyses, and the AP3 Chatbot. Through the combination of these distinctive tools and capabilities, the platform enables us to go beyond current AI target-centric drug discovery and to rapidly design highly differentiated compounds with high target specificity and optimal, desirable pathway effects on the intracellular signaling network to mechanistically address the underlying molecular cause of disease. The integrated analyses of our AP3-generated proprietary datasets through a unified computational interface enables streamlined transition from preclinical to the clinical phase, as exemplified by the development of ACR-2316. We apply these distinctive capabilities of AP3 for rational drug design optimization for monotherapy activity, the identification of drug combinations, novel target identification, the evaluation of potential in-licensing candidates, identification of potential mechanism based adverse events, and patient response prediction.

By applying our highly specific patient selection approach, and other AP3 applications, to drug development, we seek to both accelerate clinical development and significantly increase the probability of successful treatment outcomes for patients. Our pipeline includes our Phase 2b lead program, ACR-368, also known as prexasertib, a precision oncology asset in-licensed from Eli Lilly and Company, or Lilly, that targets CHK1 and CHK2, or CHK1/2. In past Lilly-sponsored trials, ACR-368 was dosed in more than 400 patients at the recommended Phase 2 dose, or RP2D, with reported deep, durable responses, including complete responses, or CRs, in a proportion of patients with solid tumors in past single center and multi-center Phase 2 clinical trials in tumor indications with high unmet need. ACR-368 also demonstrated a generally favorable safety and tolerability profile with primarily reversible hematological toxicity and very limited non-hematological adverse events.

While Lilly had explored ACR-368 in many solid tumor types in the above-mentioned studies, they never tested endometrial cancer, or EC. Using our AP3 platform we generated a protein-based tumor biopsy test, called OncoSignature, designed to prospectively predict treatment benefit of ACR-368 at an individual patient level. Using the OncoSignature for screening across routine-processed human tumor types (so-called “Indication Finding”) we identified EC as a tumor type which was predicted to be particularly sensitive to ACR-368. Based on this, we received clearance from the U.S. Food and Drug Administration, or FDA, for an Investigational New Drug, or IND, application to advance ACR-368 in Phase 2 single arm clinical trials in multiple tumor types including EC, conducted under the FDA program known as the master protocol, which was developed to help expedite drug development in multiple tumor types for drugs with an established RP2D within the same overall trial structure. Subjects in arm 1 of the ACR-368-201 study are stratified for treatment based on OncoSignature-positive, or BM+, predicted sensitivity to ACR-368, across multiple sites in the United States in this registrational-intent trial. Through the use of our OncoSignature test for prospective responder identification, we intend to significantly increase the overall response rate, or ORR, across tumor types sensitive to ACR-368.

Based on interim clinical data from the ACR-368-201 trial, we found that the ORR in Arm 1 or EC was 39%, and 44% in patients treated with ≤2 prior lines of therapy, or pLoT. Across pooled BM+ and OncoSignature-negative, or BM-, subjects with serous EC, ≤2 pLoT showed a confirmed ORR of 52%. Serous EC is a very high unmet need and extremely aggressive form of EC, contributing to ~50% of all EC mortality. Based on this finding, arms 3 and 4 have been added to the study. Arm 3 is investigating ACR-368 in serous EC subjects with up to two pLoT without the need for pre-treatment tumor biopsy or biomarker stratification (“a serous all comer”), and utilizes ultra-low dose gemcitabine, or ULDG, as a sensitizer. Arm 4 is investigating the same “serous all comer” subject group but treated just with single agent ACR-368 without ULDG.

We have previously confirmed in preclinical studies that ULDG sensitizes both BM- and BM+ tumors to ACR-368, as predicted by the AP3 platform, and this is consistent with an upregulation of the ACR-368 OncoSignature biomarkers in both human tumor cell lines and in human tumor xenograft mouse models after ULDG treatment. Consistent with this, ACR-368 is also being studied in combination with ULDG in additional indications, such as squamous cell carcinomas, including squamous cell cancer of head and neck, or SCCHN, in an Investigator-Initiated Trial, or IIT. Given broad anti-tumor activity observed in past trials in other tumor types, we will potentially study ACR-368 in additional tumor types, potentially with ULDG, where there is high unmet need and competitive positioning opportunity. For example, we are assessing trial initiation in myelodysplastic syndrome/myeloproliferative neoplasms, or MDS/MPN, diseases with high unmet need, based on transcription factor gene mutations rendering these malignancies sensitive to CHK1/2 as observed in various preclinical studies, including studies using ACR-368.

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

ACR-2316 entered clinical development in the third quarter of 2024, two quarters ahead of original timelines, and the Phase 1/2 monotherapy clinical trial of ACR-2316 is currently in the dose escalation portion of this trial. The Phase 1/2 study is designed to assess the safety and tolerability of ACR-2316. Additionally, the study will seek to establish the pharmacokinetic profile, evaluate preliminary anti-tumor activity and determine the recommended Phase 2 monotherapy dose. Dose optimization is being guided by drug target engagement in alignment with the FDA’s Project Optimus. The Phase 1/2 trial is advancing, with weekly dosing regimens established. Initial data from the Phase 1/2 monotherapy dose-escalation trial showed a favorable tolerability profile and demonstrated clinical activity with tumor shrinkage in tumor types predicted sensitive to ACR-2316 by AP3. Notably these included partial responses and strong disease control in small cell lung cancer, or SCLC, and squamous non-small cell lung cancer, or NSCLC, tumor types that have shown sensitivity to current WEE1 or PKMYT1 inhibitors in development.

In addition, we are advancing ACR-6840, an internally discovered development candidate targeting CDK11, and other equally promising series. In preclinical studies, our CDK11 inhibitors result in potent, pro-apoptotic tumor cell death in aggressive AML cell lines and show complete tumor regression in vivo. They potently downregulate MCL1, a major resistance mechanism in AML to BCL2 inhibitors, and, consistent with this, have shown synergy with BCL2 inhibitors.

Since our inception in 2018, we have devoted substantially all of our resources toward conducting discovery and research activities, organizing and staffing our company, business planning, acquiring and internally discovering drug candidates, establishing and protecting our intellectual property portfolio, developing and progressing ACR-368 and the ACR-368 OncoSignature, preparing for and conducting preclinical studies and clinical trials, establishing arrangements with third parties for the manufacture of ACR-368, the ACR-368 OncoSignature and component materials, establishing arrangements with third parties for the manufacture of ACR-2316, initiating a Phase 1/2 clinical trial for ACR-2316, and initiating IND enabling studies for ACR-6840, and advancing our internal co-crystallography-driven, AP3-enabled preclinical programs, conducting preclinical studies, as well as raising capital. We do not have any drug candidates approved for sale and have not generated any revenue from drug sales.

Since inception, we have funded our operations primarily with proceeds from the sales of shares of our convertible preferred stock, the issuance of convertible notes, our initial public offering, or IPO, and concurrent private placement, and the April 2024 Private Placement. Upon the closing of our IPO on November 17, 2022, only common stock remains issued and outstanding. In addition, on April 8, 2024, we entered into a Private Investment in Public Equity, or PIPE, securities purchase agreement, or the PIPE Purchase Agreement, for the April 2024 Private Placement. Pursuant to the PIPE Purchase Agreement, we agreed to issue and sell to the PIPE investors an aggregate of (i) 8,235,000 shares of our common stock at a purchase price of $8.50 per share, and (ii) Pre-Funded Warrants to purchase up to an aggregate of 7,060,000 shares of our common stock at a purchase price of $8.499 per Pre-Funded Warrant, which represents the per share purchase price of our common stock less the $0.001 per share exercise price for each Pre-Funded Warrant. The April 2024 Private Placement closed on April 11, 2024, for aggregate net proceeds of $123.8 million, after deducting fees and expenses of $6.2 million. During the three months ended March 31, 2026, all Pre-Funded Warrants were exercised via cashless exercise. As of March 31, 2026, no Pre-Funded Warrants remained outstanding. In April 2026, a sale was made pursuant to the sales agreement with Cowen and Company, LLC, to provide for the issuance and sale of common stock from time to time in “at-the-market” offerings, or the ATM Program. We issued and sold to certain investors 4,054,954 shares of our common stock at a purchase price of $1.80 per share. The ATM Program sale closed for aggregate net proceeds of $7.3 million.

We have incurred recurring operating losses since inception. Our net losses for the three months ended March 31, 2026 and 2025 were $19.0 million and $19.7 million, respectively. As of March 31, 2026, we had an accumulated deficit of $293.9 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, particularly if and as we:

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

As of March 31, 2026, we had cash, cash equivalents and investments of $97.7 million. We believe that our existing cash, cash equivalents and investments as of March 31, 2026, together with the net proceeds of $7.3 million raised from the ATM Program in April 2026, will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See the section titled “—Liquidity and Capital Resources.”

Companion Diagnostic Agreement

In June 2022, we entered into a companion diagnostic agreement, or the Akoya Agreement, with Akoya Biosciences, Inc., or Akoya, now a wholly owned subsidiary of Quanterix, pursuant to which we agreed to co-develop, validate, and commercialize our proprietary ACR-368 OncoSignature test, the companion diagnostic that will be used to identify patients with EC most likely to respond to ACR-368.

Pursuant to the agreement, Akoya, in partnership with us, agreed to develop, clinically validate, seek regulatory approval for, and, pending ACR-368 approval, commercialize the OncoSignature test required for prescribing ACR-368. Development of the companion diagnostic, or CDx, will be overseen by a joint steering committee. Each party was required to use commercially reasonable efforts to carry out its activities under the agreement. The agreement contained certain mutual exclusivity obligations of the parties with respect to the biomarkers and drug target, subject to certain specified limitations, including in the event that Akoya is unable to sufficiently supply commercial needs of such CDx.

On February 18, 2026, we announced the completion and certification of our internally, wholly-owned and operated Clinical Laboratory Improvement Amendment, or CLIA certified laboratory, located on premises in Watertown, Massachusetts. With these in-house capabilities, including the ability to receive human patient samples to ultimately run the OncoSignature test in-house, on February 25, 2026, we and Akoya entered into a Termination and Transition Agreement pursuant to which we have mutually agreed to terminate the OncoSignature Companion Diagnostic Agreement, dated June 17, 2022, by and between us and Akoya. The termination does not involve any financial payments from or to any of the parties to such agreement. Akoya and we have agreed to a transition plan to ensure all applicable procedures, materials and know-how related to Akoya’s previous ACR-368 OncoSignature related testing and development activities are transferred to us. We will transition ACR-368 OncoSignature testing to our newly launched, fully certified, internal CLIA laboratory, as part of strengthening our precision medicine capabilities. By bringing CLIA operations and laboratory resources in-house, we believe that we have gained enhanced capabilities and efficiencies to support the development of its current and future targeted therapeutic agents, and of added value for strategic partners. This includes full control over the identification of predictive biomarkers, the development of companion diagnostics, indication finding, and the streamlining of potential co-regulatory approvals and co-commercialization of therapeutic and diagnostic products. As part of the termination, during the transfer of clinical testing to our CLIA laboratory, Akoya is expected to continue to meet all ACR-368 OncoSignature clinical testing requirements to support our ongoing registrational-intent Phase 2b study. Effective immediately and as part of the termination, we have ensured full development and commercialization rights to our proprietary ACR-368 OncoSignature test.

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

Operating Expenses

Research and Development

The majority of our expenses have been research and development expenses, which consist primarily of costs incurred in connection with the development of ACR-368 and ACR-2316, and the ACR-368 OncoSignature, as well as our research and development activities, including our drug discovery efforts. We expense research and development costs as incurred, which include:

•
external research and development expenses incurred under agreements with clinical research organizations, or CROs, as well as investigative sites and consultants that conduct our clinical trials and other scientific development services;
•
costs related to manufacturing material for our clinical trials, including fees paid to clinical manufacturing organizations, or CMOs;
•
manufacturing scale-up expenses and the cost of acquiring and manufacturing clinical trial materials;
•
direct costs for conducting internal research and development to generate preclinical validation data for ACR-368 including the ACR-368 OncoSignature, for ACR-2316, and for our internal preclinical drug discovery programs inclusive of our CDK11 inhibitor program;
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

The successful development of our ACR-368 and ACR-368 OncoSignature test, ACR-2316, or any other future drug candidates, is highly uncertain. We plan to substantially increase our research and development expenses for the foreseeable future as we continue the development and manufacturing of ACR-368 and ACR-2316 and conduct discovery and research activities for our preclinical programs, including our CDK11 inhibitor program.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table summarizes our results of operations (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Operating expenses:
Research and development	$15,166	$15,414	$(248)
General and administrative	4,736	6,248	(1,512)
Total operating expenses	19,902	21,662	(1,760)
Loss from operations	(19,902)	(21,662)	1,760
Other income (expense), net:
Interest income	989	1,996	(1,007)
Other expense, net	(129)	(14)	(115)
Total other income, net	860	1,982	(1,122)
Net loss	$(19,042)	$(19,680)	$638

Research and Development Expenses

The following table summarizes our research and development expenses (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Direct research and development expenses by program:
ACR-368	$6,096	$6,647	$(551)
ACR-2316	1,481	1,164	317
Other drug discovery programs	584	644	(60)
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	5,588	5,675	(87)
Facilities, supplies and other	1,417	1,284	133
Total research and development expenses	$15,166	$15,414	$(248)

Research and development expenses were $15.2 million for the three months ended March 31, 2026, compared to $15.4 million for the three months ended March 31, 2025. The decrease of $0.2 million was primarily due to:

•
a $0.6 million net decrease in costs for the ACR-368 clinical trial and its related supporting activities; and
•
a $0.3 million net increase in costs related to the ACR-2316 clinical trial and its related supporting activities, which has continued to progress through 2026.

General and Administrative Expenses

General and administrative expenses were $4.7 million for the three months ended March 31, 2026, compared to $6.2 million for the three months ended March 31, 2025. The decrease of $1.5 million was primarily due to a decrease in employee-related expenses including stock-based compensation expense.

Total Other Income, Net

Total other income, net was $0.9 million for the three months ended March 31, 2026, compared to total other income, net of $2.0 million for the three months ended March 31, 2025. The change of $1.1 million is primarily attributable to a decrease in interest income and accretion earned on our investments.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not recognized any revenue and have incurred significant losses in each period and on an aggregate basis. We have not yet commercialized any drug candidates, and we do not expect to generate revenue from sales of any drug candidates or from other sources for several years, if at all. As of March 31, 2026, we had $97.7 million in cash, cash equivalents and investments, and we had an accumulated deficit of $293.9 million. We have funded our operations primarily with proceeds from the sales of shares of our convertible preferred stock, the issuance of convertible notes, our IPO and concurrent private placement, and our April 2024 Private Placement. We believe that our existing cash, cash equivalents and investments of $97.7 million as of March 31, 2026, together with the net proceeds of $7.3 million raised from the ATM Program in April 2026, will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2027.

Cash Flows

The following table summarizes our cash flows for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(20,538)	$(19,535)
Net cash provided by investing activities	13,127	19,214
Net cash used in financing activities	(33)	(343)
Net decrease in cash, cash equivalents, and restricted cash	$(7,444)	$(664)

Net Cash Used in Operating Activities

Net cash used in operating activities was $20.5 million for the three months ended March 31, 2026, compared to net cash used in operating activities of $19.5 million for the three months ended March 31, 2025. The increase in net cash used in operating activities of $1.0 million was primarily driven by a decrease in non-cash stock-based compensation expense of $1.6 million, partially offset by a decrease in net loss of $0.7 million.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $13.1 million for the three months ended March 31, 2026, resulting from $30.0 million in proceeds from maturities of investments, offset by purchases of investments of $16.9 million.

Net cash provided by investing activities was $19.2 million for the three months ended March 31, 2025, resulting from $39.5 million in proceeds from maturities of investments, offset by purchases of investments of $20.2 million and purchases of property and equipment of $0.1 million.

Net Cash Used In Financing Activities

Net cash used in financing activities was immaterial for the three months ended March 31, 2026, and resulted from payments for tax withholdings related to the vesting of restricted stock units.

Net cash used in financing activities was $0.3 million for the three months ended March 31, 2025, resulting from $0.3 million of payments for tax withholdings related to the vesting of restricted stock units.

Funding Requirements

As of March 31, 2026, our cash, cash equivalents and investments were $97.7 million. We believe that our existing cash, cash equivalents and investments as of March 31, 2026, together with the net proceeds of $7.3 million raised from the ATM Program in April 2026, will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2027. We have based this estimate on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we expect.

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

Due to the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical drug candidates, we are unable to accurately predict the amount of our operating expenditures. Our future capital requirements will depend on many factors, including, but not limited to:

•
the scope, timing, progress, results and costs of preclinical and clinical development activities;
•
the costs, timing and outcome of regulatory review of drug candidates;
•
the costs of future activities, including drug sales, medical affairs, marketing, manufacturing and distribution, for any drug for which we receive marketing approval;
•
the costs of establishing and maintaining arrangements with third-party manufacturers for the commercial supply of products that receive marketing approval, if any;
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

Contractual Obligations

Except as discussed in Note 12 to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report, during the three months ended March 31, 2026, there were no material changes to our contractual obligations and commitments from those described in our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on March 19, 2026.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not currently subject to any material legal proceedings.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. Information regarding risk factors appears in “Part I, Item 1A. Risk Factors” of our 2025 Form 10-K. Except as otherwise described herein, there have been no material changes in our risk factors from those previously disclosed in our 2025 Form 10-K.

We have incurred significant losses since our inception. We expect to incur losses over the next several years and may never achieve or maintain profitability.

Since our inception, we have incurred significant losses, and we expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net loss was $77.9 million for the year ended December 31, 2025 and $19.0 million and $19.7 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $293.9 million. Since our inception, we have financed our operations primarily with proceeds from the sales of shares of our convertible preferred stock and the issuance of convertible notes, proceeds raised in our IPO and concurrent private placement and proceeds from our April 2024 Private Placement. We have no products approved for commercialization and have never generated any revenue from product sales.

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
•
establish, either alone or with a third-party, a sales, marketing and distribution infrastructure and scale up external, or establish internal, manufacturing and distribution capabilities to commercialize any drug candidates for which we may obtain regulatory approval;
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

To date, we have not generated any revenue from the commercialization of any drug candidate. To become and remain profitable, we must succeed in developing and eventually commercializing drug candidates that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical testing and clinical trials of our drug candidates, validating manufacturing processes, obtaining regulatory approval, and manufacturing, marketing, and selling any drug candidates for which we may obtain regulatory approval, as well as discovering and developing additional drug candidates. All of our drug candidates are in clinical or preclinical development. We may never succeed in these activities and, even if we do, may never generate any revenue or revenue that is significant enough to achieve profitability.

Due to the numerous risks and uncertainties associated with drug candidate development, we are unable to accurately predict the timing or amount of expenses or when or if we will be able to achieve profitability. If we are required by regulatory authorities to perform clinical trials or preclinical studies in addition to those currently expected, or if there are any delays in the initiation and completion of our clinical trials or the development of any of our drug candidates, our expenses could increase.

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

As of March 31, 2026, we had cash, cash equivalents and investments of $97.7 million. We believe that our existing cash, cash equivalents and investments as of March 31, 2026, together with the net proceeds of $7.3 million raised from sales under our ATM Program in April 2026, will be sufficient to fund our operating expenses and capital expenditure requirements into the third quarter of 2027. This estimate is based on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities, acquisitions of additional drug candidates and changes in regulation. The timing and amount of our funding requirements will depend on many factors, including, but not limited to:

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
•
the need and ability to hire additional research, clinical, development, scientific, and manufacturing personnel;
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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of May 8 2026, we had 42,801,729 shares of common stock outstanding. These shares include 7,550,000 shares sold in our IPO, which may be resold in the public market. As of May 8 2026, approximately 20.8 million shares were held by our affiliates, who are generally restricted from selling pursuant to securities laws. Our shares may be resold and the market price of our stock could decline if the holders of currently-restricted shares sell them or are perceived by the market as intending to sell them.

We have filed registration statements on Form S-8 under the Securities Act registering shares subject to outstanding stock options issued under the 2019 Stock Incentive Plan and shares of common stock reserved for issuance under the 2022 Equity Incentive Plan, or the 2022 Plan, and the 2022 Employee Stock Purchase Plan, or the 2022 ESPP. Both the 2022 Plan and the 2022 ESPP provide for annual automatic increases in the shares reserved for issuance under the plans which could result in additional dilution to our stockholders. Shares registered under these registration statements on Form S-8 can be freely sold in the public market upon issuance, subject to the vesting of the equity awards, other restrictions provided under the terms of the applicable plan or equity award, and the restrictions of Rule 144 in the case of our affiliates. We also filed a registration statement on Form S-3, or the Registration Statement, which was declared effective by the SEC on April 29, 2024, covering the resale by selling stockholders who participated in the April 2024 Private Placement of 8,235,000 shares of our common stock and 7,060,000 shares of our common stock issuable upon the exercise of pre-funded warrants, or Pre-Funded Warrants. Pursuant to the Registration Statement, these selling stockholders may resell all or a portion of the shares of common stock issued in the April 2024 Private Placement and the shares issued upon exercise of the Pre-Funded Warrants.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

None.

(b) Use of Proceeds from Public Offering of Common Stock

The offer and sale of shares of our common stock in our IPO were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-267911), which was declared effective by the SEC on November 9, 2022. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on November 16, 2022.

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

As of the date of this Quarterly Report, none of our directors or executive officers maintains an active Rule 10b5-1 trading arrangement.

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

Acrivon Therapeutics, Inc.

Date: May 13, 2026	By:	/s/ Peter Blume-Jensen
Peter Blume-Jensen, M.D., Ph.D.
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 13, 2026	By:	/s/ Adam Levy
Adam Levy, Ph.D., M.B.A.
Chief Financial Officer
(Principal Financial Officer)