Form 10-Q
period 2026-06-30
Acrivon Therapeutics, Inc.
filed 2026-08-12
CIK 1781174

af

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 7, 2026, the registrant had 42,853,362 shares of common stock, $0.001 par value per share, outstanding.

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
•
the timing, progress and results of our preclinical studies and clinical studies for ACR-368, ACR-2316, and our other future drug candidates;
•
the timing and results of the ongoing ACR-368 and ACR-2316 trials, and any other current or future drug candidates;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ACRIVON THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share data)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$41,417	$41,499
Short-term investments	48,542	77,083
Prepaid expenses and other current assets	1,534	1,863
Total current assets	91,493	120,445
Property and equipment, net	4,248	4,889
Operating lease right-of-use assets	1,977	2,527
Restricted cash	195	203
Other assets	1,179	1,653
Total assets	$99,092	$129,717
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$861	$2,277
Accrued expenses and other current liabilities	9,451	12,215
Operating lease liabilities, current	1,135	1,172
Total current liabilities	11,447	15,664
Operating lease liabilities, non-current	980	1,537
Total liabilities	12,427	17,201
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of June 30, 2026 and December 31, 2025; no shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 42,847,215 and 31,648,856 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	42	31
Additional paid-in capital	398,543	387,255
Accumulated other comprehensive (loss) income	(33)	111
Accumulated deficit	(311,887)	(274,881)
Total stockholders’ equity	86,665	112,516
Total liabilities and stockholders’ equity	$99,092	$129,717

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACRIVON THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$13,844	$16,182	$29,010	$31,596
General and administrative	4,824	6,467	9,560	12,715
Total operating expenses	18,668	22,649	38,570	44,311
Loss from operations	(18,668)	(22,649)	(38,570)	(44,311)
Other income (expense), net:
Interest income	860	1,730	1,849	3,726
Other expense, net	(156)	(87)	(285)	(101)
Total other income, net	704	1,643	1,564	3,625
Net loss	$(17,964)	$(21,006)	$(37,006)	$(40,686)
Net loss per share—basic and diluted	$(0.43)	$(0.55)	$(0.92)	$(1.06)
Weighted-average common stock outstanding—basic and diluted	41,841,887	38,461,619	40,291,956	38,406,339
Comprehensive loss:
Net loss	$(17,964)	$(21,006)	$(37,006)	$(40,686)
Other comprehensive loss:
Unrealized loss on available-for-sale investments, net of tax	(37)	(177)	(144)	(341)
Comprehensive loss	$(18,001)	$(21,183)	$(37,150)	$(41,027)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACRIVON THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2025	31,648,856	$31	$387,255	$111	$(274,881)	$112,516
Issuance of common stock upon exercise of pre-funded warrants	7,056,101	7	(7)	—	—	—
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for tax	40,075	—	(33)	—	—	(33)
Stock-based compensation expense	—	—	2,181	—	—	2,181
Unrealized loss on available-for-sale investments, net of tax	—	—	—	(107)	—	(107)
Net loss	—	—	—	—	(19,042)	(19,042)
Balance at March 31, 2026	38,745,032	$38	$389,396	$4	$(293,923)	$95,515
Issuance of common stock under at-the-market offering, net of issuance costs of $336	4,054,954	4	6,959	—	—	6,963
Exercise of common stock options	8,110	—	8	—	—	8
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for tax	39,119	—	(34)	—	—	(34)
Stock-based compensation expense	—	—	2,214	—	—	2,214
Unrealized loss on available-for-sale investments, net of tax	—	—	—	(37)	—	(37)
Net loss	—	—	—	—	(17,964)	(17,964)
Balance at June 30, 2026	42,847,215	$42	$398,543	$(33)	$(311,887)	$86,665

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

ACRIVON THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(37,006)	$(40,686)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	788	646
Stock-based compensation expense	4,395	7,718
Non-cash operating lease expense	549	503
Net amortization of premiums and accretion of discounts on investments	222	(533)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	329	1,169
Accounts payable	(1,416)	264
Accrued expenses and other current liabilities	(2,667)	(4,844)
Operating lease liabilities	(594)	(382)
Net cash used in operating activities	(35,400)	(36,145)
Cash flows from investing activities:
Purchases of investments	(26,825)	(35,284)
Proceeds from maturities of investments	55,000	74,500
Purchases of property and equipment	(101)	(551)
Net cash provided by investing activities	28,074	38,665
Cash flows from financing activities:
Proceeds from issuance of common stock under at-the-market offering	7,299	—
Proceeds from exercise of common stock options	8	1
Payments of issuance costs	(4)	—
Payments of tax withholdings related to vesting of restricted stock units	(67)	(441)
Net cash provided by (used in) financing activities	7,236	(440)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(90)	2,080
Cash, cash equivalents and restricted cash at beginning of period	41,702	40,016
Cash, cash equivalents and restricted cash at end of period	$41,612	$42,096
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities	$—	$722
Issuance of common stock upon exercise of pre-funded warrants	$7	$—
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$41,417	$41,895
Restricted cash	195	201
Total cash, cash equivalents, and restricted cash	$41,612	$42,096

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACRIVON THERAPEUTICS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Nature of the Business

Acrivon Therapeutics, Inc. (together with its subsidiaries, the “Company”) is a clinical-stage biopharmaceutical company discovering and developing precision medicines utilizing its proprietary Generative Phosphoproteomics Acrivon Predictive Precision Proteomics (“AP3”) platform designed to interpret and quantify compound-specific, drug-regulated pathway activity levels inside the intact cell in an unbiased manner, yielding terabytes of proprietary data and delivering rapid, actionable insights. The Company is currently focused on oncology and advancing its pipeline of preclinical and clinical-stage small molecule inhibitors. ACR-368 (also known as prexasertib), which is a selective small molecule inhibitor targeting CHK1 and CHK2, is in a potentially registrational Phase 2 trial focusing on endometrial cancer (“EC”). ACR-2316 is a novel, potent and selective inhibitor of WEE1 and PKMYT1 that is currently being advanced in Phase 1/2 studies for selected solid tumor types predicted sensitive by AP3. In addition, the Company is advancing internally discovered development candidates targeting CDK11 towards planned Investigational New Drug (“IND”) filing.

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

Clinical data from the ongoing, registrational-intent ACR-368 Phase 2b trial was presented in a late-breaking oral presentation at the European Society of Gynecological Oncology (“ESGO”) Annual Congress in February 2026. Arm 3 of the study was initiated in late 2025 to generate prospective data of ACR-368 with ultra-low dose gemcitabine (“ULDG”) sensitization in all comer (no pre-treatment biopsy or biomarker stratification) serous EC subjects with ≤2 prior LoT. Arm 4 enrollment and dosing is now also ongoing, investigating single agent ACR-368 without ULDG in all comer serous subjects as in Arm 3.

The Company’s second clinical-stage asset, ACR-2316, is a novel, selective WEE1/PKMYT1 inhibitor designed using AP3 for superior single-agent activity through strong activation of not only CDK1 and CDK2 but also of PLK1 to drive pro-apoptotic cell death, as observed in preclinical studies against benchmark inhibitors. The Phase 1/2 trial has now advanced into the randomized dose expansion stage of the study.

The Company was incorporated in March 2018 under the laws of the state of Delaware, and its principal offices are in Watertown, Massachusetts. Also in March 2018, the Company formed Acrivon AB, a wholly-owned subsidiary of the Company, established in Lund, Sweden. In December 2021, the Company formed Acrivon Securities Corporation, a wholly-owned subsidiary, established in Massachusetts.

Liquidity

As an emerging growth entity, the Company has devoted substantially all of its resources since inception to organizing and staffing the Company, business planning, raising capital, establishing its intellectual property portfolio, acquiring and discovering drug candidates, research and development activities for the Company’s in-licensed lead candidate ACR-368 and for the Company’s internally discovered clinical-stage asset, ACR-2316, and other compounds, establishing arrangements with third parties for the manufacture of its drug candidates and component materials, and providing general and administrative support for these operations. As a result, the Company has incurred significant operating losses and negative cash flows from operations since its inception and anticipates that such losses and negative cash flows will continue for the foreseeable future.

The Company has incurred recurring losses since its inception, including net losses of $37.0 million for the six months ended June 30, 2026. As of June 30, 2026, the Company had an accumulated deficit of $311.9 million. To date, the Company has not generated any revenues and expects to continue generating operating losses for the foreseeable future as it continues to expand its research and development efforts.

Since its inception, the Company has funded its operations primarily with proceeds from the sales of shares of its convertible preferred stock, the issuance of convertible notes, an initial public offering (“IPO”) and concurrent private placement, and the April 2024 Private Placement. Upon the closing of the Company’s IPO in November 2022, only common stock remains issued and outstanding. In April 2026, a sale was made pursuant to the sales agreement with Cowen and Company, LLC, to provide for the issuance and sale of common stock from time to time in “at-the-market” offerings (the “ATM Program”). The Company issued and sold to certain investors 4,054,954 shares of the Company’s common stock at a purchase price of $1.80 per share. The ATM Program sale closed for aggregate gross proceeds of approximately $7.3 million. The ATM Program sale is further described in Note 8.

The Company expects that its existing cash, cash equivalents and investments of $90.0 million as of June 30, 2026 will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the date these condensed consolidated financial statements were issued.

The Company will need additional funding to support its planned operating activities, including the initiation of certain additional planned development opportunities for its existing drug candidates. There can be no assurance, however, that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all. If the Company is unable to obtain sufficient funding, it could be required to delay its development efforts, limit activities, and reduce research and development costs, which could adversely affect its business prospects.

2. Summary of Significant Accounting Policies

The significant accounting policies and estimates used in the preparation of the accompanying unaudited condensed consolidated financial statements are described in the Company’s audited consolidated financial statements for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2026. There have been no material changes in the Company’s significant accounting policies during the six months ended June 30, 2026.

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

The accompanying condensed consolidated interim financial statements are unaudited but have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of June 30, 2026 and the results of its operations for the three and six months ended June 30, 2026 and 2025 and its cash flows for the six months ended June 30, 2026 and 2025. The consolidated balance sheet as of December 31, 2025 was derived from audited annual financial statements but does not include all disclosures required by U.S. GAAP.

The results for the three and six months ended June 30, 2026 are not necessarily indicative of results to be expected for the full year or for any other subsequent interim period.

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

3. Investments

The following tables summarize the amortized cost and estimated fair value of the Company’s available-for-sale investments as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. Treasury securities	$41,603	$2	$(32)	$41,573
U.S. government-sponsored enterprise securities	6,972	—	(3)	6,969
	$48,575	$2	$(35)	$48,542

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. Treasury securities	$66,991	$101	$—	$67,092
U.S. government-sponsored enterprise securities	9,981	10	—	9,991
	$76,972	$111	$—	$77,083

Certain short-term debt securities with original maturities of less than 90 days are included in cash and cash equivalents on the condensed consolidated balance sheets and are not included in the tables above. As of June 30, 2026 and December 31, 2025, all short-term investments had contractual maturities within one year.

The aggregate fair value of available-for-sale securities held by the Company in an unrealized loss position for less than 12 months as of June 30, 2026 was $40.4 million. There were no available-for-sale securities in a continuous unrealized loss position for greater than 12 months. The Company evaluated its securities for potential impairment and considered the decline in market value to be primarily attributable to current economic and market conditions. Additionally, the Company does not intend to sell the investments in an unrealized loss position and does not expect that it will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity. Given the Company’s intent and ability to hold such investments until recovery, and the lack of a significant change in credit risk for these investments, the Company does not consider these investments to be impaired and there are no allowances for credit losses as of June 30, 2026.

4. Fair Value Measurement

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy to determine such fair value as of June 30, 2026 and December 31, 2025 (in thousands):

		Fair Value Measurements at June 30, 2026:
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$39,333	$39,333	$—	$—
Short-term investments:
U.S. Treasury securities	41,573	—	41,573	—
U.S. government-sponsored enterprise securities	6,969	—	6,969	—
Total assets	$87,875	$39,333	$48,542	$—

		Fair Value Measurements at December 31, 2025:
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$39,719	$39,719	$—	$—
Short-term investments:
U.S. Treasury securities	67,092	—	67,092	—
U.S. government-sponsored enterprise securities	9,991	—	9,991	—
Total assets	$116,802	$39,719	$77,083	$—

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

During the six months ended June 30, 2026 and the year ended December 31, 2025, there were no transfers between levels. The Company uses the carrying amounts of its restricted cash, prepaid expenses and other current assets, accounts payable, and accrued expenses and other current liabilities to approximate their fair values due to the short-term nature of these amounts.

5. Property and Equipment, Net

Property and equipment, net consisted of the following as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Laboratory and computer equipment	$8,154	$7,091
Furniture and fixtures	200	200
Construction in progress	—	916
Total property and equipment	8,354	8,207
Less: accumulated depreciation	(4,106)	(3,318)
Total property and equipment, net	$4,248	$4,889

Depreciation expense related to property and equipment for the three months ended June 30, 2026 and 2025 was $0.4 million and $0.3 million, respectively. Depreciation expense related to property and equipment for the six months ended June 30, 2026 and 2025 was $0.8 million and $0.6 million, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Accrued research and development expenses	$4,768	$5,960
Accrued compensation and benefits	3,226	5,558
Accrued legal, accounting and other professional fees	1,105	375
Accrued other	352	179
Accrued offering costs	—	143
Total accrued expenses and other current liabilities	$9,451	$12,215

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

In August 2023, the Company entered into an operating lease agreement, denominated in Swedish Krona, for office and laboratory space located in Lund, Sweden. The term of the lease commenced in December 2023. The lease has an initial term of three years and will automatically renew for an additional term of three years unless the Company provides written notice of termination.

In July 2024, the Company entered into an operating lease agreement, denominated in Swedish Krona, for additional office and laboratory space adjacent to its existing leased space located in Lund, Sweden. The term of the lease commenced in September 2024. The lease has an initial term of three years and will automatically renew for an additional term of three years unless the Company provides written notice of termination.

The total lease cost was $0.5 million for each of the three months ended June 30, 2026 and 2025. The total lease cost was $1.0 million and $0.9 million for the six months ended June 30, 2026 and 2025, respectively.

Future minimum annual lease commitments under the Company’s non-cancelable operating leases as of June 30, 2026 were as follows (in thousands):

Year ended December 31,	Amount
2026 (remaining 6 months)	$649
2027	1,210
2028	404
Total lease payments	2,263
Less: interest	(148)
Present value of operating lease liabilities	$2,115

8. Stockholders’ Equity

In October 2022, the Board of Directors (“Board”) approved the amended and restated certificate of incorporation, which was filed upon the closing of the IPO and which authorized the Company to issue up to 10,000,000 shares of preferred stock, with a par value of $0.001. There are no shares of preferred stock issued or outstanding as of June 30, 2026.

As of June 30, 2026 and December 31, 2025, the Company’s Amended and Restated Certificate of Incorporation authorized the Company to issue 500,000,000 shares of common stock with a par value of $0.001. The voting, dividend and liquidation rights of the holders of the Company’s common stock are subject to and qualified by the rights, powers and preferences of the holders of preferred stock.

The holders of the common stock are entitled to one vote for each share of common stock held at all meetings of stockholders (and written actions in lieu of meetings), and there are no cumulative voting rights. The number of authorized shares of common stock may be increased or decreased by the affirmative vote of the holders of shares of capital stock of the Company; however, the issuance of common stock may be subject to the vote of the holders of one or more series of preferred stock that may be required by the terms of the Amended and Restated Certificate of Incorporation.

ATM Program Sale

In April 2026, the Company issued and sold to certain investors 4,054,954 shares of its common stock at a purchase price of $1.80 per share through its ATM Program. The ATM Program sale closed for aggregate gross proceeds of approximately $7.3 million.

Common Stock

As of June 30, 2026 and December 31, 2025, the Company had reserved the following shares of common stock for the potential exercise of stock options, potential exercise of pre-funded warrants, vesting of restricted stock units (“RSUs”), as well as the remaining shares available for issuance under the 2022 Equity Incentive Plan (the “2022 Plan”), the 2022 Employee Stock Purchase Plan (the “2022 ESPP”), and the Amended and Restated 2023 Inducement Plan (the “Inducement Plan”):

	June 30, 2026	December 31, 2025
Options to purchase common stock	8,132,397	6,176,141
Pre-funded warrants to purchase common stock	—	7,060,000
Unvested restricted stock units	1,018,593	222,252
Remaining shares reserved for future issuance	5,479,365	3,420,334
Total	14,630,355	16,878,727

9. Stock-Based Compensation

Equity Incentive Plans

In October 2022, the Board adopted, and in November 2022 its stockholders approved, the 2022 Plan, which became effective immediately prior to and contingent upon the execution of the underwriting agreement related to the Company’s IPO. The 2022 Plan allows the Company to make equity-based and cash-based incentive awards to its officers, employees, directors, and consultants and provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, RSUs, and other stock-based awards. In addition, the number of shares reserved and available for issuance under the 2022 Plan shall automatically increase beginning on January 1, 2023 and each January 1 thereafter, by five percent of the aggregate number of shares of common stock of all classes issued and outstanding on the immediately preceding December 31 or such lesser number of shares of common stock as determined by the compensation committee. In June 2026, the Board adopted an amendment to the 2022 Plan to reserve an additional 3,000,000 shares of authorized and unissued common stock.

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

The assumptions that the Company used in the Black-Scholes option-pricing model to determine the grant date fair value of stock options granted during the six months ended June 30, 2026 and 2025 were as follows:

	Six Months Ended June 30,
	2026	2025
Risk-free interest rate range	3.62% - 4.35%	3.97% - 4.37%
Dividend yield	0.00%	0.00%
Expected life of options (years)	5.5 - 6.1	5.5 - 6.1
Volatility rate range	100.54% - 101.63%	87.51% - 90.82%

The following table summarizes the Company’s stock option activity during the six months ended June 30, 2026:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2025	6,176,141	$6.01	7.72	$1,051
Granted	2,661,632	1.53
Exercised	(8,110)	1.04
Forfeited	(449,218)	4.24
Expired	(248,048)	9.91
Outstanding as of June 30, 2026	8,132,397	$4.53	7.93	$1,082
Vested and expected to vest as of June 30, 2026	8,132,397	$4.53	7.93	$1,082
Vested and exercisable as of June 30, 2026	3,698,623	$6.12	6.50	$458

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the common stock as of the end of the reporting period. The aggregate intrinsic value of options exercised during each of the six months ended June 30, 2026 and 2025 was immaterial.

The weighted-average grant date fair value of the Company’s stock options granted during the three months ended June 30, 2026 and 2025 was $1.33 and $1.06 per option, respectively. The weighted-average grant date fair value of the Company’s stock options granted during the six months ended June 30, 2026 and 2025 was $1.24 and $3.81 per option, respectively. As of June 30, 2026, there was $10.3 million of unrecognized stock-based compensation expense related to stock option grants. The Company expects to recognize this amount over a weighted-average period of 2.9 years.

RSUs

The Company has granted RSUs with service-based vesting conditions. Unvested shares of restricted common stock may not be sold or transferred by the holder and they do not constitute issued and outstanding shares. These restrictions lapse according to the time-based vesting of each award.

The following table summarizes the Company’s RSU activity during the six months ended June 30, 2026:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2025	222,252	$11.64
Granted	932,383	1.65
Vested	(118,820)	11.61
Forfeited	(17,222)	10.33
Unvested at June 30, 2026	1,018,593	$2.52

RSUs typically vest over three to four years. If and when an RSU vests, the Company will issue one share of common stock for each whole RSU that has vested, subject to satisfaction of the employee’s tax withholding obligations. Upon vesting and settlement of RSUs, the Company may withhold the portion of those shares with a fair market value equal to the amount of the minimum statutory withholding taxes due. The withheld shares are accounted for as repurchases of common stock.

The weighted-average grant date fair value of the Company’s RSUs granted during the three and six months ended June 30, 2026 was $1.65. No RSUs were granted during the three and six months ended June 30, 2025. As of June 30, 2026, there was $2.1 million of unrecognized stock-based compensation expense related to RSUs. The Company expects to recognize this amount over a weighted-average period of 2.6 years.

The total fair value of RSUs vested during the three months ended June 30, 2026 and 2025 was $0.7 million and $2.2 million, respectively. The total fair value of RSUs vested during the six months ended June 30, 2026 and 2025 was $1.4 million and $4.5 million, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense included in the Company’s condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2026 and 2025 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative	$1,382	$2,914	$2,670	$5,796
Research and development	832	1,013	1,725	1,922
Total stock-based compensation expense	$2,214	$3,927	$4,395	$7,718

10. Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2026 and 2025 was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss attributable to common stockholders—basic and diluted	$(17,964)	$(21,006)	$(37,006)	$(40,686)
Denominator:
Weighted-average common stock outstanding—basic and diluted	41,841,887	38,461,619	40,291,956	38,406,339
Net loss per share—basic and diluted	$(0.43)	$(0.55)	$(0.92)	$(1.06)

The Company’s potentially dilutive securities, which include stock options and RSUs, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following shares from the computation of diluted net loss per share attributable to common stockholders as of June 30, 2026 and 2025 because including them would have had an anti-dilutive effect:

	June 30,
	2026	2025
Options to purchase common stock	8,132,397	6,086,675
Unvested restricted stock units	1,018,593	595,355

11. Segment Information

The Company manages its operations as a single operating and reportable segment focused on the research and development of precision oncology therapies. The accounting policies of the single reportable segment are identical to those described in Note 2. The Company’s chief operating decision maker is its chief executive officer, who manages the Company’s operations on a consolidated basis, assesses performance for the reportable segment using consolidated net loss to monitor budget versus actual results and to determine how to effectively allocate the Company’s resources. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets.

The following table presents certain financial data including significant segment expenses for the Company’s reportable segment for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
ACR-368 direct research and development expenses	$5,637	$7,013	$11,733	$13,660
ACR-2316 direct research and development expenses	1,231	1,766	2,713	2,930
Other drug discovery programs direct research and development expenses	282	564	866	1,208
Personnel-related indirect research and development expenses	5,558	5,478	11,145	11,152
Facilities, supplies and other indirect research and development expenses	1,136	1,361	2,553	2,646
General and administrative expenses	4,824	6,467	9,560	12,715
Other segment items[1]	(704)	(1,643)	(1,564)	(3,625)
Net loss	$(17,964)	$(21,006)	$(37,006)	$(40,686)

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

The Company is also obligated to pay a tiered percentage royalty on annual net sales ranging from single-digit up to a maximum of 10%, subject to certain specified reductions. Royalties are payable by the Company on a licensed product-by-licensed product and country-by-country basis until the later of the expiration of the last valid claim covering the licensed product in such country, expiration of all applicable regulatory exclusivities in such country for such licensed product and the tenth anniversary of the first commercial sale of such licensed product in such country, provided that the Company’s obligation to pay royalties for a given licensed product in a given country will expire earlier upon achievement of certain sales thresholds by generic products in such country.

As of June 30, 2026, no milestone payments or royalties have been incurred related to the Lilly Agreement.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with each of its directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or services as directors or executive officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its financial statements as of June 30, 2026 and December 31, 2025.

Legal Proceedings

From time to time, in the ordinary course of business, the Company is subject to litigation and regulatory examinations as well as information gathering requests, inquiries and investigations. The Company is not currently a party to any material legal proceedings and is not aware of any pending or threatened legal proceedings that could have an adverse effect on the Company’s business, operating results or financial condition.

Other Contracts

The Company enters into contracts in the normal course of business with various third parties for preclinical research studies, clinical trials, testing, manufacturing and other services. These contracts generally provide for termination upon notice and are cancelable without significant penalty or payment, and do not contain any minimum purchase commitments.

13. Employee Benefit Plans

Effective January 1, 2019, the Company adopted a 401(k) Plan for its employees, which is designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) Plan within statutory and 401(k) Plan limits. The 401(k) Plan allows for the discretionary matching by the Company of a percentage of contributions. The Company contributed $0.1 million to the 401(k) Plan for each of the three months ended June 30, 2026 and 2025. The Company contributed $0.3 million to the 401(k) Plan for each of the six months ended June 30, 2026 and 2025.

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

Overview

We are a clinical-stage biotechnology company discovering and developing precision medicines utilizing our proprietary Acrivon Predictive Precision Proteomics, or AP3, platform. The AP3 platform is driven by Generative Phosphoproteomics, which is designed to allow us to quantify the global, drug-regulated compound-specific effects and pathway activity levels inside the intact cell in an unbiased manner. As such, all drug-regulated effects on the disease-driving, upregulated pathways and active proteins are revealed for each compound that we profile. The AP3 platform is comprised of a growing suite of powerful, internally developed tools, including the AP3 Interactome, the AP3 Kinase Substrate Relationship Predictor, or KaiSR, the AP3 Data Portal, designed to enable the conversion of multimodal data into structured data amenable for generative AI analyses, and the AP3 Chatbot. Through the combination of these distinctive tools and capabilities, the platform enables us to go beyond current AI target-centric drug discovery and to rapidly design highly differentiated compounds with high target specificity and optimal, desirable pathway effects on the intracellular signaling network to mechanistically address the underlying molecular cause of disease. The integrated analyses of our AP3-generated proprietary datasets through a unified computational interface enable streamlined transition from preclinical to the clinical phase, as exemplified by the development of ACR-2316. We apply these distinctive capabilities of AP3 for rational drug design optimization for monotherapy activity, the identification of drug combinations, novel target identification, the evaluation of potential in-licensing candidates, identification of potential mechanism based adverse events, and patient response prediction.

By applying our highly differentiated AP3 applications to drug discovery and development, we seek to both accelerate clinical development and significantly increase the probability of successful treatment outcomes for patients. Our pipeline includes our Phase 2b lead program, ACR-368, also known as prexasertib, a precision oncology asset in-licensed from Eli Lilly and Company, or Lilly, that targets CHK1 and CHK2, or CHK1/2. In past Lilly-sponsored trials, ACR-368 was dosed in more than 400 patients at the recommended Phase 2 dose, or RP2D, with reported deep, durable responses, including complete responses, or CRs, in a proportion of patients with solid tumors in past single center and multicenter Phase 2 clinical trials in tumor indications with high unmet need. ACR-368 also demonstrated a generally favorable safety and tolerability profile with primarily reversible hematological toxicity and very limited non-hematological adverse events.

While Lilly had explored ACR-368 in many solid tumor types in the above-mentioned studies, they never tested endometrial cancer, or EC. Using our AP3 platform, we generated a protein-based tumor biopsy test, called OncoSignature, designed to prospectively predict treatment benefit of ACR-368 at an individual patient level. Using the OncoSignature for screening across routine processed human tumor types (“Indication Finding”) we identified EC as a tumor type which was predicted to be particularly sensitive to ACR-368. Based on this, we received clearance from the U.S. Food and Drug Administration, or FDA, for an Investigational New Drug, or IND, application to advance ACR-368 in Phase 2 single arm clinical trials in multiple tumor types including EC, conducted under the FDA program known as the master protocol, which was developed to help expedite drug development for drugs with an established RP2D within the same overall trial structure. Subjects in Arm 1 of the ACR-368-201 study are stratified for treatment based on OncoSignature-positive, or BM+, predicted sensitivity to ACR-368, across multiple sites in the United States in this registrational-intent trial.

Based on interim clinical data from the ACR-368-201 trial, with a data cutoff of December 4, 2025, we observed that the ORR in Arm 1 of EC was 39%, and 44% in patients treated with ≤2 prior lines of therapy, or pLoT. Across pooled BM+ and OncoSignature-negative, or BM-, subjects with serous EC, ≤2 pLoT showed a confirmed ORR of 52%. Serous EC is a very high unmet need and extremely aggressive form of EC, contributing to ~50% of all EC mortality. Based on this finding, Arms 3 and 4 have been added to the study. Arm 3 is investigating ACR-368 in serous EC subjects with ≤2 pLoT without the need for pre-treatment tumor biopsy or biomarker stratification (“a serous all comer”), and utilizes ultra-low dose gemcitabine, or ULDG, as a sensitizer. Arm 4 is investigating the same “serous all comer” subject group but treated just with single agent ACR-368 without ULDG. A prespecified simultaneous interim analysis and data update from both all comer (biopsy-independent) serous EC arms of the ACR-368 Phase 2b study is expected in the second half of 2026.

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

We are also leveraging our AP3 precision medicine platform for streamlined drug discovery through AP3-based drug optimization in intact cells and co-crystallography and to develop our internally discovered pipeline programs. These include ACR-2316, our second clinical-stage asset, which is a novel, selective, dual WEE1/PKMYT1 inhibitor designed specifically for an enhanced therapeutic index by achieving superior single-agent activity through strong activation of not only CDK1 and CDK2 but also of PLK1 to drive pro-apoptotic cell death, as observed in preclinical studies against benchmark inhibitors, combined with exquisite selectivity.

The ongoing ACR-2316 Phase 1/2 study is designed to assess the safety and tolerability of ACR-2316. Additionally, the study will seek to establish the pharmacokinetic profile, evaluate preliminary anti-tumor activity and determine the recommended Phase 2 monotherapy dose. Dose optimization is being conducted in alignment with the FDA’s Project Optimus. The study is now in dose expansion which will evaluate ACR-2316 in small cell lung cancer (SCLC), squamous non-small cell lung cancer (sqNSCLC), and adenocarcinoma non-small cell lung cancer (adNSCLC) subjects with AP3-identified, molecularly-defined tumors. The expansion utilizes a 3d on / 4d off weekly administration schedule and will include stratification by lung cancer versus non-lung cancer tumor types, with 1:1 randomization within each group to the 120 mg QD or 160 mg QD dose level. The two selected doses are candidate doses for final recommended phase 2 dose selection.

In addition, we are advancing internally discovered development candidates targeting CDK11. In preclinical studies, our CDK11 inhibitors result in potent, pro-apoptotic tumor cell death in aggressive AML cell lines and show complete tumor regression in vivo. They potently downregulate MCL1, a major resistance mechanism in AML to BCL2 inhibitors, and, consistent with this, have shown synergy with BCL2 inhibitors.

Since our inception in 2018, we have devoted substantially all of our resources toward conducting discovery and research activities, organizing and staffing our company, business planning, acquiring and internally discovering drug candidates, establishing and protecting our intellectual property portfolio, developing and progressing ACR-368 and the ACR-368 OncoSignature, preparing for and conducting preclinical studies and clinical trials, establishing arrangements with third parties for the manufacture of ACR-368, the ACR-368 OncoSignature and component materials, establishing arrangements with third parties for the manufacture of ACR-2316, initiating a Phase 1/2 clinical trial for ACR-2316, and initiating IND enabling studies for candidates from our CDK11 program, and advancing our internal co-crystallography-driven, AP3-enabled preclinical programs, conducting preclinical studies, as well as raising capital. We do not have any drug candidates approved for sale and have not generated any revenue from drug sales.

Since inception, we have funded our operations primarily with proceeds from the sales of shares of our convertible preferred stock, the issuance of convertible notes, our initial public offering, or IPO, and concurrent private placement, the April 2024 Private Placement, which included pre-funded warrants, and “at-the-market” offerings, or the ATM Program. Upon the closing of our IPO on November 17, 2022, only common stock remains issued and outstanding. In April 2026, we issued and sold to certain investors 4,054,954 shares of our common stock at a purchase price of $1.80 per share through our ATM Program. The ATM Program sale closed for aggregate gross proceeds of approximately $7.3 million.

We have incurred recurring operating losses since inception. Our net losses for the six months ended June 30, 2026 and 2025 were $37.0 million and $40.7 million, respectively. As of June 30, 2026, we had an accumulated deficit of $311.9 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, particularly if and as we:

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

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from drug sales, if ever, we expect to finance our operations through the sale of equity, debt financings or other capital sources, including potential collaborations with other companies or other strategic transactions. If we are unable to raise capital as needed, this could have a negative impact on our financial condition and ability to pursue our business strategies including requiring us to delay, reduce or eliminate drug development or future commercialization efforts. The amount and timing of our future funding requirements will depend on many factors including the successful advancement of ACR-368, the ACR-368 OncoSignature, ACR-2316, or any future drug candidates. We continue to prioritize investment in activities expected to generate the most significant near-term value, including completion of ongoing clinical studies and key data readouts. Certain discretionary development activities, including initiation of additional studies or earlier-stage programs, may be timed based on the availability of additional capital. Our ability to raise additional funds may also be adversely impacted by potential worsening global economic conditions, and disruptions to, and volatility in the credit and financial markets in the United States and worldwide, such as those resulting from conflicts in the Middle East and the war in Ukraine and the uncertainties related to international trade policies and tariffs. There can be no assurance that the current operating plan will be achieved or that additional funding will be available on terms acceptable to us, or at all.

As of June 30, 2026, we had cash, cash equivalents and investments of $90.0 million. We believe that our existing cash, cash equivalents and investments as of June 30, 2026 will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See the section titled “—Liquidity and Capital Resources.”

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
•
costs related to the establishment, certification, and continued operations of our CLIA laboratory;
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

The successful development of our ACR-368 and ACR-368 OncoSignature test, ACR-2316, or any other future drug candidates, is highly uncertain. We plan to maintain our research and development expenses for the foreseeable future as we continue the development and manufacturing of ACR-368 and ACR-2316 and conduct discovery and research activities for our preclinical programs, including our CDK11 inhibitor program. Upon additional funding, we plan to engage in additional discretionary development activities, including initiation of additional studies or earlier-stage programs.

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
•
whether our drug candidates show sufficient efficacy in our clinical trials;
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

We anticipate that our general and administrative expenses will be consistent as we support our continued research activities and development of our drug candidates. We also anticipate that we will continue to incur significant accounting, audit, legal, regulatory, compliance and director and officer insurance costs, as well as investor and public relations expenses associated with operating as a public company.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations (in thousands):

	Three Months Ended June 30,
	2026	2025	Change
Operating expenses:
Research and development	$13,844	$16,182	$(2,338)
General and administrative	4,824	6,467	(1,643)
Total operating expenses	18,668	22,649	(3,981)
Loss from operations	(18,668)	(22,649)	3,981
Other income (expense), net:
Interest income	860	1,730	(870)
Other expense, net	(156)	(87)	(69)
Total other income, net	704	1,643	(939)
Net loss	$(17,964)	$(21,006)	$3,042

Research and Development Expenses

The following table summarizes our research and development expenses (in thousands):

	Three Months Ended June 30,
	2026	2025	Change
Direct research and development expenses by program:
ACR-368	$5,637	$7,013	$(1,376)
ACR-2316	1,231	1,766	(535)
Other drug discovery programs	282	564	(282)
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	5,558	5,478	80
Facilities, supplies and other	1,136	1,361	(225)
Total research and development expenses	$13,844	$16,182	$(2,338)

Research and development expenses were $13.8 million for the three months ended June 30, 2026, compared to $16.2 million for the three months ended June 30, 2025. The decrease of $2.3 million was primarily due to:

•
a $1.4 million net decrease in costs for the ACR-368 clinical trial and its related supporting activities, primarily due to milestone achievements recognized in 2025 that did not recur in 2026; and
•
a $0.5 million net decrease in costs related to the ACR-2316 clinical trial, primarily due to scheduled dose escalation activities throughout both periods.

General and Administrative Expenses

General and administrative expenses were $4.8 million for the three months ended June 30, 2026, compared to $6.5 million for the three months ended June 30, 2025. The decrease of $1.6 million was primarily due to a decrease of $1.4 million in employee-related expenses including stock-based compensation expense.

Total Other Income, Net

Total other income, net was $0.7 million for the three months ended June 30, 2026, compared to total other income, net of $1.6 million for the three months ended June 30, 2025. The change of $0.9 million is primarily attributable to a decrease in interest income and accretion earned on our investments.

Results of Operations

Comparison of the Six Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations (in thousands):

	Six Months Ended June 30,
	2026	2025	Change
Operating expenses:
Research and development	$29,010	$31,596	$(2,586)
General and administrative	9,560	12,715	(3,155)
Total operating expenses	38,570	44,311	(5,741)
Loss from operations	(38,570)	(44,311)	5,741
Other income (expense), net:
Interest income	1,849	3,726	(1,877)
Other expense, net	(285)	(101)	(184)
Total other income, net	1,564	3,625	(2,061)
Net loss	$(37,006)	$(40,686)	$3,680

Research and Development Expenses

The following table summarizes our research and development expenses (in thousands):

	Six Months Ended June 30,
	2026	2025	Change
Direct research and development expenses by program:
ACR-368	$11,733	$13,660	$(1,927)
ACR-2316	2,713	2,930	(217)
Other drug discovery programs	866	1,208	(342)
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	11,145	11,152	(7)
Facilities, supplies and other	2,553	2,646	(93)
Total research and development expenses	$29,010	$31,596	$(2,586)

Research and development expenses were $29.0 million for the six months ended June 30, 2026, compared to $31.6 million for the six months ended June 30, 2025. The decrease of $2.6 million was primarily due to:

•
a $1.9 million net decrease in costs for the ACR-368 clinical trial and its related supporting activities, primarily due to milestone achievements recognized in 2025 that did not recur in 2026;
•
a $0.2 million net decrease in costs related to the ACR-2316 clinical trial, primarily due to scheduled dose escalation activities throughout both periods; and
•
a $0.3 million net decrease in costs related to preclinical drug discovery activities, which are primarily comprised of activities related to our internally discovered development candidate targeting CDK11.

General and Administrative Expenses

General and administrative expenses were $9.6 million for the six months ended June 30, 2026, compared to $12.7 million for the six months ended June 30, 2025. The decrease of $3.1 million was primarily due to a decrease of $2.8 million in employee-related expenses including stock-based compensation expense.

Total Other Income, Net

Total other income, net was $1.6 million for the six months ended June 30, 2026, compared to total other income, net of $3.6 million for the six months ended June 30, 2025. The change of $2.0 million is primarily attributable to a decrease in interest income and accretion earned on our investments.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not recognized any revenue and have incurred significant losses in each period and on an aggregate basis. We have not yet commercialized any drug candidates, and we do not expect to generate revenue from sales of any drug candidates or from other sources for several years, if at all. As of June 30, 2026, we had $90.0 million in cash, cash equivalents and investments, and we had an accumulated deficit of $311.9 million. We have funded our operations primarily with proceeds from the sales of shares of our convertible preferred stock, the issuance of convertible notes, our IPO and concurrent private placement, our April 2024 Private Placement, and our April 2026 ATM Program sale. We believe that our existing cash, cash equivalents and investments of $90.0 million as of June 30, 2026 will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2027.

Cash Flows

The following table summarizes our cash flows for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(35,400)	$(36,145)
Net cash provided by investing activities	28,074	38,665
Net cash provided by (used in) financing activities	7,236	(440)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(90)	$2,080

Net Cash Used in Operating Activities

Net cash used in operating activities was $35.4 million for the six months ended June 30, 2026, compared to net cash used in operating activities of $36.1 million for the six months ended June 30, 2025. The decrease in net cash used in operating activities of $0.7 million was primarily driven by a decrease in net loss of $3.7 million, partially offset by a decrease in non-cash stock-based compensation expense of $3.3 million.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $28.1 million for the six months ended June 30, 2026, resulting from $55.0 million in proceeds from maturities of investments, offset by purchases of investments of $26.8 million.

Net cash provided by investing activities was $38.7 million for the six months ended June 30, 2025, resulting from $74.5 million in proceeds from maturities of investments, offset by purchases of investments of $35.3 million and purchases of property and equipment of $0.6 million.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $7.2 million for the six months ended June 30, 2026, resulting from approximately $7.3 million in gross proceeds from the issuance of common stock under the ATM offering, offset by $0.1 million of payments for tax withholdings related to the vesting of restricted stock units, or RSUs.

Net cash used in financing activities was $0.4 million for the six months ended June 30, 2025, resulting from $0.4 million of payments for tax withholdings related to the vesting of RSUs.

Funding Requirements

As of June 30, 2026, our cash, cash equivalents and investments were $90.0 million. We believe that our existing cash, cash equivalents and investments as of June 30, 2026 will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2027. We have based this estimate on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we expect.

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

Contractual Obligations

Except as discussed in Note 12 to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report, during the six months ended June 30, 2026, there were no material changes to our contractual obligations and commitments from those described in our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on March 19, 2026.

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

Emerging Growth Company and Smaller Reporting Company Status

The JOBS Act provides that, among other things, an “emerging growth company” can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. As an emerging growth company, we have elected not to “opt out” of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards and, as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for private companies on a case-by-case basis until such time as we either (i) irrevocably elect to “opt out” of such extended transition period or (ii) no longer qualify as an emerging growth company. As a result, our consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates. We may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for private companies. We intend to rely on certain of the other exemptions and reduced reporting requirements provided by the JOBS Act. As an emerging growth company, we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b), and (ii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis).

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since our inception, we have incurred significant losses, and we expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net loss was $77.9 million for the year ended December 31, 2025 and $37.0 million and $40.7 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $311.9 million. Since our inception, we have financed our operations primarily with proceeds from the sales of shares of our convertible preferred stock and the issuance of convertible notes, proceeds raised in our IPO and concurrent private placement, proceeds from our April 2024 Private Placement, and proceeds from our April 2026 ATM Program sale. We have no products approved for commercialization and have never generated any revenue from product sales.

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

As of June 30, 2026, we had cash, cash equivalents and investments of $90.0 million. We believe that our existing cash, cash equivalents and investments as of June 30, 2026 will be sufficient to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2027. This estimate is based on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities, acquisitions of additional drug candidates and changes in regulation. The timing and amount of our funding requirements will depend on many factors, including, but not limited to:

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of August 7, 2026, we had 42,853,362 shares of common stock outstanding. These shares include 7,550,000 shares sold in our IPO, which may be resold in the public market. As of August 7, 2026, approximately 20.8 million shares were held by our affiliates, who are generally restricted from selling pursuant to securities laws. Our shares may be resold and the market price of our stock could decline if the holders of currently-restricted shares sell them or are perceived by the market as intending to sell them.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

None.

(b) Use of Proceeds from Public Offering of Common Stock

The offer and sale of shares of our common stock in our IPO were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-267911), which was declared effective by the SEC on November 9, 2022. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on November 16, 2022. As of the date of this Quarterly Report, we have used all of the proceeds from the IPO.

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
10.1

Acrivon Therapeutics, Inc. Amended and Restated 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 17, 2026).

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

Acrivon Therapeutics, Inc.

Date: August 12, 2026	By:	/s/ Peter Blume-Jensen
Peter Blume-Jensen, M.D., Ph.D.
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 12, 2026	By:	/s/ Adam Levy
Adam Levy, Ph.D., M.B.A.
Chief Financial Officer
(Principal Financial Officer)